Form 10-Q
period 2006-06-30
Emergency Medical Services CORP; Emergency Medical Services L.P.
filed 2006-08-04
CIK 1344154, 1334544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers:

001-32701

333-127115

EMERGENCY MEDICAL SERVICES CORPORATION

EMERGENCY MEDICAL SERVICES L.P.

(Exact name of Registrants as Specified in their Charters)

Delaware	20-3738384 20-2076535
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Numbers)

6200 S. Syracuse Way, Suite 200 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: 303-495-1200

Former name, former address and former fiscal year, if changed since last report:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).    Yes  ☐    No  ☒

Shares of class A common stock outstanding at August 1, 2006 – 9,252,824; shares of class B common stock outstanding at August 1, 2006 – 142,545; LP exchangeable units outstanding at August 1, 2006 – 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2006

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Consolidated three months ended June 30, 2006	Consolidated three months ended June 30, 2005	Consolidated six months ended June 30, 2006	Consolidated five months ended June 30, 2005	Predecessor combined one month ended January 31, 2005
Net revenue	$478,451	$445,019	$947,575	$731,408	$143,069

Compensation and benefits	330,927	307,613	656,974	503,303	103,191
Operating expenses	69,203	63,374	135,657	102,544	18,469
Insurance expense	19,204	22,427	42,111	39,334	7,768
Selling, general and administrative expenses	13,170	13,915	28,009	22,594	4,283
Depreciation and amortization expense	16,360	15,072	32,204	23,968	3,894
Restructuring charges	919	—	919	—	—
Laidlaw compensation charges	—	—	—	—	14,440

Income (loss) from operations	28,668	22,618	51,701	39,665	(8,976)
Interest expense	(11,445)	(11,759)	(22,737)	(21,583)	(1,169)
Realized (loss) gain on investments	(306)	33	(525)	(6)	13
Interest and other income	780	85	1,132	98	(4)
Loss on early debt extinguishment	(193)	—	(193)	—	—

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	17,504	10,977	29,378	18,174	(10,136)
Income tax (expense) benefit	(6,788)	(4,516)	(11,416)	(7,178)	4,060

Income (loss) before equity in earnings of unconsolidated subsidiary	10,716	6,461	17,962	10,996	(6,076)
Equity in earnings of unconsolidated subsidiary	2	—	17	—	—

Net income (loss)	10,718	6,461	17,979	10,996	(6,076)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	111	682	(459)	364	321

Comprehensive income (loss)	$10,829	$7,143	$17,520	$11,360	$(5,755)

Basic net income per common share	$0.26	$0.14	$0.43	$0.28
Diluted net income per common share	$0.25	$0.14	$0.42	$0.27
Average common shares outstanding, basic	41,497,245	33,119,626	41,497,238	33,080,530
Average common shares outstanding, diluted	42,356,192	33,643,365	42,377,804	33,393,730

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Unaudited June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$69,660	$18,048
Insurance collateral	33,785	29,766
Trade and other accounts receivable, net	377,822	411,184
Parts and supplies inventory	18,613	18,449
Prepaids and other current assets	20,490	14,413
Current deferred tax assets	11,358	23,436

Total current assets	531,728	515,296

Non-current assets:
Property, plant and equipment, net	142,404	138,037
Intangible assets, net	72,023	78,183
Non-current deferred tax assets	119,453	118,408
Insurance collateral	150,076	131,907
Goodwill	251,583	251,168
Other long-term assets	29,010	34,029

Total assets	$1,296,277	$1,267,028

Liabilities and Equity
Current liabilities:
Accounts payable	$55,029	$56,290
Accrued liabilities	230,673	214,481
Current portion of long-term debt	2,857	6,664

Total current liabilities	288,559	277,435
Long-term debt	485,404	495,520
Insurance reserves and other long-term liabilities	159,181	149,089

Total liabilities	933,144	922,044

Equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,247,200 issued and outstanding)	92	92
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding	—	—
LP exchangeable units (32,107,500 shares issued and outstanding)	212,361	212,361
Additional paid-in capital	113,566	112,937
Retained earnings	38,046	20,067
Accumulated other comprehensive loss	(933)	(474)

Total equity	363,133	344,984

Total liabilities and equity	$1,296,277	$1,267,028

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Statements of Cash Flows

(unaudited)

(in thousands)

	Consolidated six months ended June 30, 2006	Consolidated five months ended June 30, 2005	Predecessor combined one month ended January 31, 2005
Cash Flows from Operating Activities
Net income (loss)	$17,979	$10,996	$(6,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,270	24,947	3,876
Gain on disposal of property, plant and equipment	(717)	(400)	(25)
Stock compensation expense	629	300	—
Equity in earnings of unconsolidated subsidiary	(17)	—	—
Loss on early debt extinguishment	193	—	—
Non-cash Laidlaw allocated compensation expense	—	—	14,440
Deferred income taxes	11,033	(456)	(4,060)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	31,881	23,276	(20,771)
Parts and supplies inventory	(164)	95	—
Prepaids and other current assets	(6,077)	(71)	(6,194)
Accounts payable and accrued liabilities	15,418	23,897	12,358
Insurance accruals	8,987	8,226	1,772

Net cash provided by (used in) operating activities	112,415	90,810	(4,680)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(28,555)	(20,032)	(3,914)
Proceeds from sale of property, plant and equipment	259	456	24
Acquisition of business	(840)	—	—
Insurance collateral	(12,515)	(22,434)	12,534
Other investing activities	(194)	3,129	(1,828)
EMS LP purchase of AMR and EmCare	—	(828,775)	—

Net cash (used in) provided by investing activities	(41,845)	(867,656)	6,816

Cash Flows from Financing Activities
Borrowings under senior secured credit facility	—	350,000	—
Proceeds from issuance of senior subordinated notes	—	250,000	—
Borrowings under revolving credit facility	—	20,200	—
Debt issue costs	—	(18,391)	—
EMS LP issuance of partnership equity	—	220,855	—
EMS LP partnership equity issuance costs	—	(1,726)	—
Payment of EMSC equity issuance costs	(912)	—	—
Repayments of capital lease obligations and other debt	(13,923)	(23,605)	(2,021)
Increase (decrease) in bank overdrafts	(4,123)	(2,091)	1,942
Advances from Laidlaw	—	—	8,656
(Decrease) increase in other non-current liabilities	—	(1,662)	55

Net cash (used in) provided by financing activities	(18,958)	793,580	8,632

Change in cash and cash equivalents	51,612	16,734	10,768
Cash and cash equivalents, beginning of period	18,048	14,631	3,863

Cash and cash equivalents, end of period	$69,660	$31,365	$14,631

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

1. General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International Inc. (“Laidlaw”) on February 10, 2005, with an effective transaction date after the close of business January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering. For comparative purposes, the Company has included the consolidated results of operations and cash flows for the five months ended June 30, 2005, subsequent to the effective date of the acquisition, and the combination of AMR and EmCare financial information for the one month ended January 31, 2005, prior to the effective date of the acquisition (“Predecessor”). The comparability of these periods has been affected by a number of factors, including the acquisition of AMR and EmCare, and by the initial public offering of EMSC in December 2005. Laidlaw fees allocated to the Predecessor companies for the one month ended January 31, 2005 have been included as a component of selling, general and administrative expenses and amount to $1,083. Costs incurred to replace the services previously performed by Laidlaw are included in the current period statements of operations.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the three and six months ended June 30, 2006, the Company expensed $250 and $500, respectively, in respect of this fee; and for the three and five months ended June 30, 2005, the Company expensed $250 and $417, respectively, in respect of this fee.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include all wholly-owned subsidiaries of EMSC, including AMR and EmCare and their respective subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions.

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. Investment income/loss earned on these investments is reported as a component of insurance expense in the statements of operations.

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional liability (malpractice) programs for EmCare.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

In those instances where the Company has obtained third-party insurance coverage, the Company generally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through the balance sheet date.

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on quarterly consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in healthcare costs and property damage repairs.

The Company’s most recent actuarial valuation was completed in June 2006. As a result of this actuarial valuation, the Company recorded a reduction in its provision for insurance liabilities of approximately $5 million in the three months ended June 30, 2006, related to its reserves for losses in prior years. During the three months ended June 30, 2005, the Company recorded a reduction in its insurance liabilities of approximately $2 million, as a result of an actuarial study completed in June 2005.

The long-term portion of insurance reserves amounted to $152.9 million and $144.1 million as of June 30, 2006 and December 31, 2005, respectively.

Trade and Other Accounts Receivable, net

The Company determines its allowances based on payor reimbursement schedules, historical write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue are as follows:

	Consolidated				Predecessor combined
	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Five months ended June 30, 2005	one month ended January 31, 2005
Gross revenue	100%	100%	100%	100%	100%
Provision for contractual discounts	42%	41%	42%	41%	40%
Provision for estimated uncompensated care	20%	19%	19%	19%	19%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Equity Structure

On December 21, 2005, the Company effected a reorganization and issued 8.1 million shares of class A common stock in an initial public offering. Pursuant to the reorganization, EMS LP, the former top-tier holding company of AMR and EmCare, became the consolidated subsidiary of EMSC, a newly formed corporation. To effect the reorganization, the holders of the capital stock of the sole general partner of EMS LP contributed that capital stock to the Company in exchange for class B common stock; the general partner was merged into the Company and the Company became the sole general partner of EMS LP. Concurrently, the holders of class B units of EMS LP contributed their units to the Company in exchange for shares of the Company’s class A common stock, and the holders of certain class A units of EMS LP contributed their units to the Company in exchange for shares of the Company’s class B common stock.

The Company holds 22.7% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

In the EMS LP partnership agreement, the Company has agreed to maintain the economic equivalency of the LP exchangeable units and the class B common stock, and the holders of the LP exchangeable units have no general voting rights. The LP exchangeable units, when considered with the class B special voting stock, have the same rights, privileges and characteristics of the Company’s class B common stock. The LP exchangeable units are intended to be economically equivalent to the class B common stock of the Company in that the LP exchangeable units carry the right to vote (by virtue of the class B special voting stock) with the holders of class B common stock as if one class, and entitle holders to receive distributions only if the equivalent dividends are declared on the Company’s class B common stock. Accordingly, the Company accounts for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of the Company’s balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

3. Accrued Liabilities

Accrued liabilities were as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Accrued wages and benefits	$62,315	$61,646
Accrued paid time-off	23,306	21,673
Current portion of self-insurance reserves	62,779	58,379
Accrued restructuring	1,936	1,732
Current portion of compliance and legal	14,445	14,244
Accrued billing and collection fees	4,425	4,176
Accrued profit sharing	14,198	10,260
Accrued interest	11,818	12,335
Other	35,451	30,036

Total accrued liabilities	$230,673	$214,481

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

4. Long-Term Debt

Long-term debt consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Senior subordinated notes due 2015 (10%)	$250,000	$250,000
Senior secured term loan due 2012 (7.3% at June 30, 2006)	237,025	248,250
Notes due at various dates from 2006 to 2022 with interest rates from 6% to 10%	878	856
Capital lease obligations due at various dates from 2006 to 2007 (see note 5)	358	3,078

	488,261	502,184
Less current portion	(2,857)	(6,664)

Total long-term debt	$485,404	$495,520

The Company made an unscheduled $10 million payment on the senior secured term loan during the second quarter of 2006 and wrote off $193 of unamortized debt issuance costs.

5. Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. In addition, the Company leases certain vehicles under capital leases. Assets under capital lease are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the leased vehicles.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the investigations described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing homes and hospitals) in certain circumstances. We have attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, we were advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government has alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We currently are negotiating a settlement with the government regarding these allegations. Such a settlement may require us to make a substantial payment and enter into a Corporate Integrity Agreement. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw share responsibility for any settlement or damages arising with respect to these matters; we are responsible for 50% of the first $10 million of damages and 10% of any damages in excess of $10 million and up to and including $50 million. Based upon our discussions with the government and our own analysis, we believe we have adequately accrued for potential losses. However, the government has indicated that, in the absence of a settlement, it will pursue further civil action in this matter. There can be no assurance that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against AMR in other jurisdictions or for different time frames.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services. The subpoena required AMR to produce a broad range of documents relating to Regional Emergency Services L.P., or RES, contracts in Texas, Georgia and Colorado for the period from January 1993 through May 2002. The Texas claims have been resolved. The government investigations in Georgia and Colorado may be continuing; it is not currently possible to estimate the financial exposure, if any, to the Company.

On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that our Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements. We disagree with the OIG’s finding and have filed an administrative appeal. If we are unsuccessful in the administrative appeal we may be required to make a substantial repayment, which could include fines and penalties.

On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County. The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted. The Court has certified a class in this case, but the size and membership of the class has not yet been determined. At this time, AMR does not believe that any incorrect billings are material in amount.

Other Legal Matters

EmCare is currently a defendant in a collective action lawsuit brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The suit was filed on February 25, 2003, in the Eastern District of Texas. The plaintiffs are seeking to recover overtime pay for the hours they worked in excess of 40 in a workweek and reclassification as non-exempt employees. Management believes the outcome of this lawsuit will not have a material adverse effect on the Company.

AMR and the City of Stockton, California are parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The suit was filed on June 28, 2005, in the United States District Court for the Eastern District of California. The parties were unable to agree on the final terms of a joint bid. AMR has been awarded the San Joaquin contract. While we are unable at this time to estimate the amount of potential damages, we believe that Stockton may claim as damages a portion of our profit on the contract or the profit Stockton might have realized had the joint venture proceeded.

6. Restructuring Charges

As part of a plan to re-align certain west coast operations of AMR, the Company recorded a restructuring charge of $919 during the second quarter of 2006. Lease termination costs accounted for $52 and the remaining $867 related to one-time termination benefits. The plan is expected to be completed by December 2007.

7. Equity Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method. Prior to January 1, 2006, the Company recorded the expense of stock option awards over the period in which the options vest consistent with the provisions of SFAS No. 123 Accounting for Stock Based Compensation. The stock options are valued using the Black-Scholes valuation method on the date of grant.

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of 4 years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $296 and $596 for the three months and six months ended June 30, 2006, respectively, and $0 and $300 for the three months and five months ended June 30, 2005, respectively.

In June 2006, the board of directors adopted an equity compensation program for non-employee directors of the Company, other than the Chair of the Compliance Committee (“Directors’ Plan”). Non-employee directors were granted

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

8,000 Restricted Stock Units (“RSUs”) on June 1, 2006, each RSU representing one share of the Company’s class A common stock. Immediately following each annual stockholder meeting, each non-employee director will receive a grant of RSUs having a fair market value of $100 on the date of grant, based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date. The Directors’ Plan allows directors to defer income from the grant of RSUs. The RSUs vest immediately prior to the election of directors at the next following annual stockholder meeting, and will be paid in shares of the Company’s class A common stock (one share for each RSU). Each non-employee director (other than the Chair of the Compliance Committee) is also entitled to an annual cash retainer of $50 to be paid in four quarterly installments. The Directors’ Plan and RSU grants on June 1, 2006 are both subject to stockholder approval at the 2007 annual stockholder meeting. In connection with this plan, the Company expensed $33 for the three months and six months ended June 30, 2006.

8. Net Income Per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below for the three and five months ended June 30, 2005 (there are no adjustments to net income for the three and six months ended June 30, 2006 and the only dilutive instruments for these periods are unexercised options and RSUs):

	Three months ended June 30, 2005	Five months ended June 30, 2005
Basic earnings per common share computation
Numerator:
Net income	$6,461	$10,996
Accretion of put right	(1,822)	(1,822)

Net income available to stockholders	4,639	9,174

Denominator:
Basic average shares outstanding Common stock and LP exchangeable units	33,119,626	33,080,530

Basic earnings per common share	$0.14	$0.28

Diluted earnings per common share computation
Numerator:
Net income	$6,461	$10,996
Accretion of put right	(1,822)	(1,822)

Net income available to stockholders	4,639	9,174

Denominator:
Basic average shares outstanding	33,119,626	33,080,530
Incremental shares from assumed exercise of stock options	523,739	313,200

Diluted average common shares outstanding	33,643,365	33,393,730

Diluted earnings per common share	$0.14	$0.27

9. Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and emergency management services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The emergency management services reportable segment provides outsourced business services to hospitals primarily for emergency departments, urgent care centers and for certain inpatient departments. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) for purposes of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), as he assesses the performance of the business units and decides how to allocate resources to the business units. Pre-tax income from continuing operations before interest, taxes and depreciation and amortization (“EBITDA”) is the measure of profit and loss that the CODM uses to assess performance and make decisions. The accounting policies for reported segments are the same as for the Company as a whole.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

	Consolidated				Predecessor combined
	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Five months ended June 30, 2005	one month ended January 31, 2005
Healthcare Transportation Services
Revenue	$293,860	$284,692	$589,172	$469,802	$93,788
Segment EBITDA	24,444	25,342	47,603	45,148	1,074
Emergency Management Services
Revenue	184,591	160,327	358,403	261,606	49,281
Segment EBITDA	20,584	12,348	36,302	18,485	(6,156)
Total
Total revenue	478,451	445,019	947,575	731,408	143,069
Total EBITDA	45,028	37,690	83,905	63,633	(5,082)
Total capital expenditures	15,545	9,516	28,555	20,032	3,914

Reconciliation of EBITDA to Net Income
EBITDA	$45,028	$37,690	$83,905	$63,633	$(5,082)
Depreciation and amortization expense	(16,360)	(15,072)	(32,204)	(23,968)	(3,894)
Interest expense	(11,445)	(11,759)	(22,737)	(21,583)	(1,169)
Realized (loss) gain on investments	(306)	33	(525)	(6)	13
Interest and other income	780	85	1,132	98	(4)
Loss on early debt extinguishment	(193)	—	(193)	—	—
Income tax expense	(6,788)	(4,516)	(11,416)	(7,178)	4,060
Equity in earnings of unconsolidated subsidiary	2	—	17	—	—

Net income (loss)	$10,718	$6,461	$17,979	$10,996	$(6,076)

10. Guarantors of Debt

EMS LP financed the acquisition of AMR and EmCare in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under its senior secured credit facility. Its wholly-owned subsidiaries, EMSC Management, Inc. (f/k/a AMR HoldCo, Inc.) and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the senior secured credit facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of EMSC Management, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the senior secured credit facility include a full, unconditional and joint and several guarantee by EMSC, EMS LP and EMSC’s domestic subsidiaries. The senior subordinated notes and senior secured credit facility do not include a guarantee by the Company’s captive insurance subsidiary. All of the operating income and cash flow of EMSC, EMS LP, EMSC Management, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and senior secured credit facility described above are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, EMSC Management, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating and combining financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the three months ended June 30, 2006

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$478,451	$9,440	$(9,440)	$478,451

Compensation and benefits	—	—	—	—	330,927	—	—	330,927
Operating expenses	—	—	—	—	69,203	—	—	69,203
Insurance expense	—	—	—	—	19,510	9,134	(9,440)	19,204
Selling, general and administrative expenses	—	—	—	—	13,170	—	—	13,170
Depreciation and amortization expense	—	—	—	—	16,360	—	—	16,360
Restructuring charge	—	—	—	—	919	—	—	919

Income from operations	—	—	—	—	28,362	306	—	28,668
Interest expense	—	—	—	—	(11,445)	—	—	(11,445)
Realized loss on investments	—	—	—	—	—	(306)	—	(306)
Interest and other income	—	—	—	—	780	—	—	780
Loss on early debt extinguishment	—	—	—	—	(193)	—	—	(193)

Income before income taxes	—	—	—	—	17,504	—	—	17,504
Income tax expense	—	—	—	—	(6,788)	—	—	(6,788)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	10,716	—	—	10,716
Equity in earnings of unconsolidated subsidiaries	10,718	10,718	3,222	7,496	2	—	(32,154)	2

Net income	$10,718	$10,718	$3,222	$7,496	$10,718	$—	$(32,154)	$10,718

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the three months ended June 30, 2005

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$445,019	$15,115	$(15,115)	$445,019

Compensation and benefits	—	—	—	—	307,613	—	—	307,613
Operating expenses	—	—	—	—	63,374	—	—	63,374
Insurance expense	—	—	—	—	22,394	15,148	(15,115)	22,427
Selling, general and administrative expenses	—	—	—	—	13,915	—	—	13,915
Depreciation and amortization expense	—	—	—	—	15,072	—	—	15,072

Income from operations	—	—	—	—	22,651	(33)	—	22,618
Interest expense	—	—	—	—	(11,759)	—	—	(11,759)
Realized gain on investments	—	—	—	—	—	33	—	33
Interest and other income	—	—	—	1	84	—	—	85

Income before income taxes	—	—	—	1	10,976	—	—	10,977
Income tax expense	—	—	—	—	(4,516)	—	—	(4,516)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	1	6,460	—	—	6,461
Equity in earnings of unconsolidated subsidiaries	—	6,461	2,866	3,594	—	—	(12,921)	—

Net income	$—	$6,461	$2,866	$3,595	$6,460	$—	$(12,921)	$6,461

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the six months ended June 30, 2006

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$947,575	$19,305	$(19,305)	$947,575

Compensation and benefits	—	—	—	—	656,974	—	—	656,974
Operating expenses	—	—	—	—	135,657	—	—	135,657
Insurance expense	—	—	—	—	42,636	18,780	(19,305)	42,111
Selling, general and administrative expenses	—	—	—	—	28,009	—	—	28,009
Depreciation and amortization expense	—	—	—	—	32,204	—	—	32,204
Restructuring charge	—	—	—	—	919	—	—	919

Income from operations	—	—	—	—	51,176	525	—	51,701
Interest expense	—	—	—	—	(22,737)	—	—	(22,737)
Realized loss on investments	—	—	—	—	—	(525)	—	(525)
Interest and other income	—	—	—	—	1,132	—	—	1,132
Loss on early debt extinguishment	—	—	—	—	(193)	—	—	(193)

Income before income taxes	—	—	—	—	29,378	—	—	29,378
Income tax expense	—	—	—	—	(11,416)	—	—	(11,416)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	17,962	—	—	17,962
Equity in earnings of unconsolidated subsidiaries	17,979	17,979	5,351	12,628	17	—	(53,937)	17

Net income	$17,979	$17,979	$5,351	$12,628	$17,979	$—	$(53,937)	$17,979

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the five months ended June 30, 2005

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$731,408	$22,425	$(22,425)	$731,408

Compensation and benefits	—	—	—	—	503,303	—	—	503,303
Operating expenses	—	—	—	—	102,544	—	—	102,544
Insurance expense	—	—	—	—	39,340	22,419	(22,425)	39,334
Selling, general and administrative expenses	—	—	—	—	22,594	—	—	22,594
Depreciation and amortization expense	—	—	—	—	23,968	—	—	23,968

Income from operations	—	—	—	—	39,659	6	—	39,665
Interest expense	—	—	—	—	(21,583)	—	—	(21,583)
Realized loss on investments	—	—	—	—	—	(6)	—	(6)
Interest and other income	—	—	—	14	84	—	—	98

Income before income taxes	—	—	—	14	18,160	—	—	18,174
Income tax expense	—	—	—	—	(7,178)	—	—	(7,178)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	14	10,982	—	—	10,996
Equity in earnings of unconsolidated subsidiaries	—	10,982	6,364	4,618	—	—	(21,964)	—

Net income	$—	$10,982	$6,364	$4,632	$10,982	$—	$(21,964)	$10,996

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Balance Sheet

As of June 30, 2006

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$69,616	$44	$—	$69,660
Insurance collateral	—	—	—	—	23,904	25,588	(15,707)	33,785
Trade and other accounts receivable, net	—	—	—	—	376,949	873	—	377,822
Parts and supplies inventory	—	—	—	—	18,613	—	—	18,613
Other current assets	—	—	—	—	17,593	3,133	(236)	20,490
Current deferred tax assets	—	—	—	—	8,137	3,221	—	11,358

Current assets	—	—	—	—	514,812	32,859	(15,943)	531,728

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	142,404	—	—	142,404
Intercompany receivable	1,756	113,400	289,135	196,056	—	—	(600,347)	—
Intangible assets, net	—	—	—	—	72,023	—	—	72,023
Non-current deferred tax assets	—	—	—	—	120,583	(1,130)	—	119,453
Insurance collateral	—	—	—	—	59,386	90,690	—	150,076
Goodwill	—	—	—	—	251,125	458	—	251,583
Other long-term assets	—	—	9,429	4,237	15,344	—	—	29,010
Investment and advances in subsidiaries	362,874	249,474	206,220	43,240	5,787	—	(867,595)	—

Assets	$364,630	$362,874	$504,784	$243,533	$1,181,464	$122,877	$(1,483,885)	$1,296,277

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$55,029	$—	$—	$55,029
Accrued liabilities	1,497	—	6,517	5,301	180,399	32,775	4,184	230,673
Current portion of long-term debt	—	—	1,656	744	457	—	—	2,857

Current liabilities	1,497	—	8,173	6,045	235,885	32,775	4,184	288,559
Long-term debt	—	—	290,391	194,234	779	—	—	485,404
Other long-term liabilities	—	—	—	—	94,993	84,315	(20,127)	159,181
Intercompany	—	—	—	—	600,347	—	(600,347)	—

Liabilities	1,497	—	298,564	200,279	932,004	117,090	(616,290)	933,144

Class A common stock	92	—	—	—	—	30	(30)	92
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	190,073	22,288	212,361	—	(750,483)	212,361
Additional paid-in capital	113,566	—	—	—	—	6,690	(6,690)	113,566
Retained earnings	38,046	38,046	16,147	21,899	38,032	—	(114,124)	38,046
Comprehensive loss	(933)	(933)	—	(933)	(933)	(933)	3,732	(933)

Equity	363,133	362,874	206,220	43,254	249,460	5,787	(867,595)	363,133

Liabilities and Equity	$364,630	$362,874	$504,784	$243,533	$1,181,464	$122,877	$(1,483,885)	$1,296,277

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Balance Sheet

As of December 31, 2005

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$18,001	$47	$—	$18,048
Insurance collateral	—	—	—	—	16,092	13,674	—	29,766
Trade and other accounts receivable, net	—	—	—	—	408,675	2,529	(20)	411,184
Parts and supplies inventory	—	—	—	—	18,449	—	—	18,449
Other current assets	—	—	—	—	15,057	302	(946)	14,413
Current deferred tax assets	—	—	—	—	20,441	2,995	—	23,436

Current assets	—	—	—	—	496,715	19,547	(966)	515,296

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	138,037	—	—	138,037
Intercompany receivable	1,973	113,400	296,207	199,529	14,863	—	(625,972)	—
Intangible assets, net	—	—	—	—	78,183	—	—	78,183
Non-current deferred tax assets	—	—	—	—	119,538	(1,130)	—	118,408
Insurance collateral	—	—	—	—	63,934	67,973	—	131,907
Goodwill	—	—	—	—	250,710	458	—	251,168
Other long-term assets	65	—	10,443	4,420	19,101	—	—	34,029
Investment and advances in subsidiaries	345,354	231,954	200,868	31,072	6,246	—	(815,494)	—

Assets	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$56,290	$—	$—	$56,290
Accrued liabilities	2,408	—	6,857	5,478	162,456	37,282	—	214,481
Current portion of long-term debt	—	—	2,415	1,085	3,164	—	—	6,664

Current liabilities	2,408	—	9,272	6,563	221,910	37,282	—	277,435
Long-term debt	—	—	297,378	197,372	770	—	—	495,520
Other long-term liabilities	—	—	—	—	106,735	43,320	(966)	149,089
Intercompany	—	—	—	—	625,972	—	(625,972)	—

Liabilities	2,408	—	306,650	203,935	955,387	80,602	(626,938)	922,044

Class A common stock	92	—	—	—	—	30	(30)	92
Class B common stock	1	—	—	—	—		—	1
Partnership equity	212,361	325,761	190,073	22,288	212,361	—	(750,483)	212,361
Additional paid-in capital	112,937	—	—	—	—	6,690	(6,690)	112,937
Retained earnings	20,067	20,067	10,795	9,272	20,053	—	(60,187)	20,067
Comprehensive loss	(474)	(474)	—	(474)	(474)	(474)	1,896	(474)

Equity	344,984	345,354	200,868	31,086	231,940	6,246	(815,494)	344,984

Liabilities and Equity	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2006

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total
Cash Flows from Operating Activities

Net cash provided by operating activities	$—	$—	$—	$—	$103,167	$9,248	$—	$112,415

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(28,555)	—		(28,555)
Proceeds from sale of property, plant and equipment	—	—	—	—	259	—		259
Acquisition of business					(840)			(840)
Insurance collateral	—	—	—	—	(3,264)	(9,251)		(12,515)
Net change in deposits and other assets	—	—	—	—	(194)	—		(194)

Net cash used in investing activities	—	—	—	—	(32,594)	(9,251)	—	(41,845)

Cash Flows from Financing Activities
EMSC equity issuance costs	(912)	—	—	—	—	—	—	(912)
Repayments of capital lease obligations and other debt	—	—	—	—	(13,923)	—		(13,923)
Net intercompany borrowings (payments)	912	—	—	—	(912)	—		—
Decrease in bank overdrafts	—	—	—	—	(4,123)	—		(4,123)

Net cash used in financing activities	—	—	—	—	(18,958)	—	—	(18,958)

Increase in cash and cash equivalents	—	—	—	—	51,615	(3)	—	51,612
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47		18,048

Cash and cash equivalents, end of period	$—	$—	$—	$—	$69,616	$44	$—	$69,660

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows

For the five months ended June 30, 2005

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$14	$83,594	$7,202	$90,810

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(20,032)	—	(20,032)
Proceeds from sale of property, plant and equipment	—	—	—	—	456	—	456
Insurance collateral	—	—	—	—	(5,397)	(17,037)	(22,434)
Net change in deposits and other assets	—	—	—	—	3,129	—	3,129
EMS purchase of AMR and EmCare	—	(828,775)	—	—	—	—	(828,775)

Net cash used in investing activities	—	(828,775)	—	—	(21,844)	(17,037)	(867,656)

Cash Flows from Financing Activities
Borrowings under new senior secured credit facility	—	—	241,500	108,500	—	—	350,000
Proceeds from issuance of senior subordinated notes	—	—	172,500	77,500	—	—	250,000
Borrowings under new revolving credit facility	—	—	13,938	6,262	—	—	20,200
Issuance of partnership equity	—	220,855	—	—	—	—	220,855
EMS LP partnership equity issuance costs	—	(1,726)	—	—	—	—	(1,726)
Financing costs	—	—	(12,690)	(5,701)	—	—	(18,391)
Repayments of capital lease obligations and other debt	—	—	—	—	(23,605)	—	(23,605)
Net intercompany borrowings (payments)	—	609,646	(415,248)	(186,517)	(7,881)	—	—
Increase (decrease) in bank overdrafts	—	—	—	—	(2,091)	—	(2,091)
Increase (decrease) in other non-current liabilities	—	—	—	—	(1,662)	—	(1,662)

Net cash provided by (used in) financing activities	—	828,775	—	44	(35,239)	—	793,580

Increase in cash and cash equivalents	—	—	—	58	26,511	(9,835)	16,734
Cash and cash equivalents, beginning of period	—	—	—	—	4,778	9,853	14,631

Cash and cash equivalents, end of period	$—	$—	$—	$58	$31,289	$18	$31,365

11. Subsequent Events

On July 8, 2006, the Company acquired Air Ambulance Specialists, Inc. (“AASI”), a privately held fixed wing air ambulance company, with an effective date of July 1, 2006. The purchase price for the acquisition was $11.9 million, including promissory notes totaling $1.1 million, in addition to contingent payments in the form of earn-outs. The additional contingent purchase price is dependent upon AASI achieving certain financial targets over the next five years. The Company is in the process of performing its allocation of purchase price.

The Company made an unscheduled $9.4 million payment on its senior secured credit facility on July 12, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry, both as it exists now and as it may change in the future; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to generate cash flow to service our debt obligations and fund the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; and the loss of existing contracts and the accuracy of our assessment of costs under new contracts.

All references to “we”, “our”, “us” or “EMSC” refer to Emergency Medical Services Corporation and its subsidiaries, including Emergency Medical Services L.P., or EMS LP. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc., or AMR, and EmCare Holdings Inc, or EmCare.

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of ambulance transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States.

On February 10, 2005, an investor group led by Onex Partners LP and Onex Corporation, and including members of management, purchased AMR and EmCare from Laidlaw International, Inc.

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. For the six months ended June 30, 2006, approximately 59% of AMR’s net revenue was generated from emergency 9-1-1 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 32% of AMR’s net revenue for the same period, with the balance generated from the provision of training, dispatch, stand-by events and other services to communities and public safety agencies.

EmCare

Over its 33 years of operating history, EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups.

Recent Developments

On July 8, 2006, we acquired Air Ambulance Specialists, Inc., or AASI, a privately held fixed wing air ambulance company, with an effective date of July 1, 2006. The purchase price for the acquisition was $11.9 million, including promissory notes totaling $1.1 million, in addition to contingent payments in the form of earn-outs. The additional contingent purchase price is dependent upon AASI achieving certain financial targets over the next five years. We are in the process of performing our allocation of purchase price.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The adoption of FIN 48 is not expected to have a material impact on our financial statements.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectibility of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue is gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates.

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 91% of AMR’s net revenue for the six months ended June 30, 2006, was transport revenue derived from the treatment and transportation of patients based on billings to third party payors and healthcare facilities. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

The change from period to period in the number of transports is influenced by increases in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (1) the timing, location and severity of annually recurring viruses, (2) severe weather that affects a region’s health status and/or infrastructure and (3) community-specific demographic changes.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include unit hours and cost per unit hour (to measure compensation-related costs and the efficiency of our ambulance deployment), operating costs per transport, and accident and insurance claims.

We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of technology to reduce auto incidents and other risk mitigation processes which we believe have resulted in a reduction in the frequency, severity and development of claims. We continue to see positive trends in our claims costs but cannot provide assurance that these trends will continue.

In addition to the costs referred to above, we incur selling, general and administrative expenses which consist primarily of compensation and benefits for management, sales, marketing, account management and administrative personnel, as well as expenses related to communications, travel, professional fees and training.

Depreciation expense relates primarily to charges for usage of vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to customer relationships.

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2006, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 78% was generated from billings to third party payors for patient visits and approximately 22% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

The change from period to period in the number of patient visits under our “same facility” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include (1) the timing, location and severity of influenza, allergens and other annually recurring viruses and (2) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include provider compensation per patient visits and professional liability costs.

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have resulted in a continued reduction in the frequency, severity and development of claims. We continue to see positive trends in our claims costs but cannot provide assurance that these trends will continue.

In addition to the costs referred to above, we incur selling, general and administrative expenses which consist primarily of compensation and benefits for management, sales, marketing, account management and administrative personnel, as well as expenses related to communications, travel, professional fees, and training.

Depreciation expense relates primarily to charges for usage of medical equipment, computer hardware and software, and other technologies. Amortization expense relates primarily to customer relationships.

Factors Affecting Operating Results

Re-Capitalization Activities

On December 21, 2005, Emergency Medical Services Corporation completed its initial public offering of 8,100,000 shares of class A common stock; trading of those shares commenced on the New York Stock Exchange on December 16, 2005. We used a significant portion of the net proceeds of $101.9 million from this initial public offering to repay $99.1 million of debt outstanding under our senior secured credit facility and we used the balance for working capital, capital expenditures and other general corporate purposes. This reduction to the outstanding balance of long-term debt in December 2005 will result in a corresponding decrease in our current and future interest costs.

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and, in any fiscal period, certain of our contracts will expire. From time to time, we may elect not to seek extension or renewal of a contract, or may reduce certain services, if we determine that we cannot continue to provide such services on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms. For example, in the case of our 9-1-1 contract with Los Angeles County, we lost a substantial portion of our 9-1-1 business under that contract in the second quarter of 2006.

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

AMR’s recent operating expenses have been adversely affected by increasing fuel costs. Fuel costs represented approximately 13.0% of AMR’s operating expenses of $119.1 million in the six months ended June 30, 2006, an increase of 14.0% over the same period in 2005. Further increases in fuel costs without mitigation through fee and subsidy increases would continue to adversely affect AMR’s operating results.

Results of Operations

Six and Three Months Ended June 30, 2006 Compared to Six and Three Months Ended June 30, 2005

The following tables present a comparison of financial data, from our unaudited consolidated statements of operations for the six and three months ended June 30, 2006, and from our unaudited consolidated (five months ended June 30, 2005) and our unaudited combined (one month ended January 31, 2005 – Predecessor) statements of operations for the six and three months ended June 30, 2005, for EMSC and our two operating segments. The six months ended June 30, 2005, represents the combination of the financial information for AMR and EmCare for the one month ended January 31, 2005, prior to the effective date of the acquisition of AMR and EmCare, and the five months ended June 30, 2005. The comparability of these periods has been affected by a number of factors including the acquisition of AMR and EmCare by EMS LP in February 2005 and by the initial public offering of EMSC in December 2005. Generally the results of operations of our segments are comparable except for certain capital costs such as interest and amortization and Laidlaw acquisition-related compensation charges.

Non-GAAP Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is defined as operating income plus depreciation and amortization expense. EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The table sets forth a reconciliation of EBITDA to income from operations and net income.

Unaudited Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Three months ended June 30, 2006		Three months ended June 30, 2005		Six months ended June 30, 2006		Six months ended June 30, 2005
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$478,451	100.0%	$445,019	100.0%	$947,575	100.0%	$874,477	100.0%
Compensation and benefits	330,927	69.2	307,613	69.1	656,974	69.3	606,494	69.4
Operating expenses	69,203	14.5	63,374	14.2	135,657	14.3	121,013	13.8
Insurance expense	19,204	4.0	22,427	5.0	42,111	4.4	47,102	5.4
Selling, general and administrative expenses	13,170	2.8	13,915	3.1	28,009	3.0	26,877	3.1
Restructuring charges	919	0.2	—	—	919	0.1	—	—
Laidlaw compensation charges	—	—	—	—	—	—	14,440	1.7

EBITDA	45,028	9.4	37,690	8.5	83,905	8.9	58,551	6.7
Depreciation and amortization expense	16,360	3.4	15,072	3.4	32,204	3.4	27,862	3.2

Income from operations	28,668	6.0	22,618	5.1	51,701	5.5	30,689	3.5
Interest expense	(11,445)	(2.4)	(11,759)	(2.6)	(22,737)	(2.4)	(22,752)	(2.6)
Realized (loss) gain on investments	(306)	(0.1)	33	0.0	(525)	(0.1)	7	0.0
Interest and other income	780	0.2	85	0.0	1,132	0.1	94	0.0
Loss on early debt extinguishment	(193)	(0.0)	—	—	(193)	(0.0)	—	—
Income tax expense	(6,788)	(1.4)	(4,516)	(1.0)	(11,416)	(1.2)	(3,118)	(0.4)
Equity in earnings of unconsolidated subsidiary	2	0.0	—	—	17	0.0	—	—

Net income	$10,718	2.2%	$6,461	1.5%	$17,979	1.9%	$4,920	0.6%

		AMR

	Three months ended June 30, 2006		Six months ended June 30, 2005		Three months June 30, ended 2006		Six months ended June 30, 2005
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$293,860	100.0%	$284,692	100.0%	$589,172	100.0%	$563,590	100.0%
Compensation and benefits	189,570	64.5	180,970	63.6	379,719	64.4	359,366	63.8
Operating expenses	60,488	20.6	56,227	19.8	119,127	20.2	107,495	19.1
Insurance expense	9,673	3.3	11,798	4.1	22,472	3.8	25,381	4.5
Selling, general and administrative expenses	8,766	3.0	10,355	3.6	19,332	3.3	19,268	3.4
Restructuring charges	919	0.3	—	—	919	0.2	—	—
Laidlaw compensation charges	—	—	—	—	—	—	5,858	1.0

EBITDA	24,444	8.3	25,342	8.9	47,603	8.1	46,222	8.2
Depreciation and amortization	13,051	4.4	12,041	4.2	25,661	4.4	22,863	4.1

Income from operations	$11,393	3.9%	$13,301	4.7%	$21,942	3.7%	$23,359	4.1%

		EmCare

	Three months ended June 30, 2006		Three months ended June 30, 2005		Six months ended June 30, 2006		Six months ended June 30, 2005
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$184,591	100.0%	$160,327	100.0%	$358,403	100.0%	$310,887	100.0%
Compensation and benefits	141,357	76.6	126,643	79.0	277,255	77.4	247,128	79.5
Operating expenses	8,715	4.7	7,147	4.5	16,530	4.6	13,518	4.3
Insurance expense	9,531	5.2	10,629	6.6	19,639	5.5	21,721	7.0
Selling, general and administrative expenses	4,404	2.4	3,560	2.2	8,677	2.4	7,609	2.4
Laidlaw compensation charges	—	—	—	—	—	—	8,582	2.8

EBITDA	20,584	11.2	12,348	7.7	36,302	10.1	12,329	4.0
Depreciation and amortization	3,309	1.8	3,031	1.9	6,543	1.8	4,999	1.6

Income from operations	$17,275	9.4%	$9,317	5.8%	$29,759	8.3%	$7,330	2.4%

Three months ended June 30, 2006, compared to the three months ended June 30, 2005

Consolidated

Net revenue. For the three months ended June 30, 2006 we generated net revenue of $478.5 million, compared to net revenue of $445.0 million for the three months ended June 30, 2005, representing a 7.5% increase. The increase is attributable primarily to rate and volume increases on existing contracts and increased revenue from net new contracts at AMR and EmCare.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2006 was $16.4 million, or 3.4% of net revenue, compared to $15.1 million, or 3.4% of net revenue, for the three months ended June 30, 2005.

Income from operations. Income from operations was $28.7 million, or 6.0% of net revenue, for the three months ended June 30, 2006 compared to $22.6 million, or 5.1 % of net revenue, for the same period in 2005. The increase is attributable primarily to the net impact of revenue growth during the quarter and continued improvement in insurance claims costs.

Interest expense. Interest expense for the three months ended June 30, 2006 was $11.4 million compared to $11.8 million for the same period in 2005. The decrease relates to the repayment of approximately $99.1 million of our senior secured credit facility in December 2005 following our initial public offering and an unscheduled repayment of $10.0 million in May, 2006, offset by rising interest rates.

Income tax expense. Income tax expense increased by $2.3 million for the three months ended June 30, 2006, compared to the same period in 2005, resulting primarily from increased operating income. Our effective tax rate for the period was 38.8%.

AMR

Net revenue. Net revenue for the three months ended June 30, 2006 was $293.9 million, an increase of $9.2 million, or 3.2%, from $284.7 million for the three months ended June 30, 2005. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 3.0%. The increase in net revenue per weighted transport was the result of rate increases in several of our operating markets, offset in part by Medicare rate decreases under the Medicare Modernization Act. The loss of a portion of AMR’s 9-1-1 contract with Los Angeles County, effective June 1, 2006, resulted in a reduction of approximately 9,000 ambulance transports and approximately $3.5 million in net revenue during the three months ended June 30, 2006 compared with the same period last year. Net of the Los Angeles County reduction, ambulance transport volume grew 1.6%, offset by planned reductions in wheelchair transports in certain markets of 4.8%, resulting in an increase of approximately 10,300 weighted transports compared with the same quarter last year.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2006 were $189.6 million, or 64.5% of net revenue, compared to $181.0 million, or 63.6% of net revenue, for the three months ended June 30, 2005. Ambulance unit hours increased period over period by 0.9% primarily due to contractual deployment changes, which increased compensation costs by $0.9 million. In addition, ambulance crew wages per ambulance unit hour increased by approximately 6.2%, which increased compensation costs by $6.2 million. The ambulance crew wages per ambulance unit hour increase resulted principally from annual salary increases and increased overtime due to staffing shortages in certain markets. Benefits costs increased by $0.7 million for the three months ended June 30, 2006, but decreased 0.6% as a percentage of salaries compared to the same period last year.

Operating expenses. Operating expenses for the three months ended June 30, 2006 were $60.5 million, or 20.6% of net revenue, compared to $56.2 million, or 19.8% of net revenue, for the three months ended June 30, 2005. Operating expenses per weighted transport increased 7.4% in the three months ended June 30, 2006 compared to the same period in 2005. The change is due primarily to additional fuel costs of $1.7 million. In addition, external provider costs increased by $2.4 million, which were offset by additional revenue. Other operating costs, including medical supplies, occupancy, professional fees related to Sarbanes-Oxley and other Company initiatives, and other expenses, increased by $0.2 million but decreased by 0.4% as a percentage of net revenue.

Insurance expense. Insurance expense for the three months ended June 30, 2006 was $9.7 million, or 3.3% of net revenue, compared to $11.8 million, or 4.1% of net revenue, for the same period in 2005. The decrease is due to continued improvement in ultimate claims costs that resulted in an additional reduction of insurance provisions of $1.5 million for the quarter over the same period last year.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended June 30, 2006 was $8.8 million, or 3.0% of net revenue, compared to $10.4 million, or 3.6% of net revenue, for the three months ended June 30, 2005. The decrease relates primarily to reductions in overall spending.

Restructuring charges. Restructuring charges of $0.9 million were recorded during the three months ended June 30, 2006, related to the re-alignment of certain west coast operations.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2006, was $13.1 million, or 4.4% of net revenue, compared to $12.0 million, or 4.2% of net revenue, for the three months ended June 30, 2005. The increase as a percentage of net revenue is attributable to the composition and timing of capital expenditures.

EmCare

Net revenue. Net revenue for the three months ended June 30, 2006 was $184.6 million, an increase of $24.3 million, or 15.1%, from $160.3 million for the three months ended June 30, 2005. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following June 30, 2005, we added 21 net new contracts which accounted for a net revenue increase of $6.8 million for the three months ended June 30, 2006. Net revenue under our “same facility” contracts (contracts in existence for the entirety of both fiscal periods) increased $17.5 million in the three months ended June 30, 2006 due to a 3.5% increase in patient visits and a 7.4% increase in net revenue per patient visit.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2006 were $141.4 million, or 76.6% of net revenue, compared to $126.6 million, or 79.0% of net revenue, for the three months ended June 30,

2005. Increases are primarily from same facility provider compensation and benefits, which increased $7.8 million as a result of increased patient volume and provider compensation adjustments related to higher net patient revenue, and a $4.4 million increase from net new contract additions. The change in compensation and benefits as a percentage of net revenue is primarily the result of increased net revenue.

Operating expenses. Operating expenses for the three months ended June 30, 2006 were $8.7 million, or 4.7% of net revenue, compared to $7.1 million, or 4.5% of net revenue, for the three months ended June 30, 2005. Operating expenses, as a percentage of net revenue, increased due to professional fees related to Sarbanes-Oxley and other Company initiatives.

Insurance expense. Professional liability insurance expense for the three months ended June 30, 2006 was $9.5 million, or 5.2% of net revenue, compared to $10.6 million, or 6.6% of net revenue, for the three months ended June 30, 2005. The decrease is due to continued improvement in ultimate claims costs that resulted in an additional reduction of insurance provisions of $1.4 million for the quarter over the same period last year.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended June 30, 2006 was $4.4 million, or 2.4% of net revenue, compared to $3.6 million, or 2.2% of net revenue, for the three months ended June 30, 2005. The increase is related to EmCare’s participation in Company-wide shared services initiatives.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2006 was $3.3 million, or 1.8% of net revenue, compared to $3.0 million, or 1.9% of net revenue, for the three months ended June 30, 2005. The decrease as a percentage of net revenue is attributable to increased net revenue, offset by additional amortization expense from the contract intangible we recorded in connection with the acquisition, as well as depreciation expense related to EmCare’s participation in Company-wide shared services initiatives.

Six months ended June 30, 2006, compared to the six months ended June 30, 2005

Consolidated

Net revenue. For the six months ended June 30, 2006, we generated net revenue of $947.6 million, compared to net revenue of $874.5 million for the six months ended June 30, 2005, representing an 8.4% increase. The increase is attributable primarily to rate and volume increases on existing contracts and increased revenue from net new contracts.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2006 was $32.2 million, or 3.4% of net revenue, compared to $27.9 million, or 3.2% of net revenue, for the six months ended June 30, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense on the contract intangible assets we recorded in connection with the acquisition and composition and timing of capital expenditures.

Income from operations. Income from operations was $51.7 million, or 5.5% of net revenue, for the six months ended June 30, 2006 compared to $30.7 million, or 3.5% of net revenue, for the same period in 2005. The increase is attributable primarily to the elimination of Laidlaw acquisition-related compensation charges, the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Interest expense. Interest expense for the six months ended June 30, 2006 was $22.7 million compared to $22.8 million for the same period in 2005. The decrease relates to the repayment of approximately $99.1 million of our senior secured credit facility in December 2005 following our initial public offering and an unscheduled repayment of $10.0 million in May 2006, offset by rising interest rates.

Income tax expense. Income tax expense increased by $8.3 million for the six months ended June 30, 2006, compared to the same period in 2005, resulting primarily from increased operating income. The one month ended January 31, 2005 included one-time acquisition-related Laidlaw compensation charges which resulted in an operating loss for the month and an associated income tax benefit. Our effective tax rate for the period was 38.9%.

AMR

Net revenue. Net revenue for the six months ended June 30, 2006 was $589.2 million, an increase of $25.6 million, or 4.5%, from $563.6 million for the six months ended June 30, 2005. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 3.9%. The increase in net revenue per weighted transport was the result of rate increases in several of our operating markets, offset in part by Medicare rate decreases under the Medicare Modernization Act. The loss of a portion of AMR’s 9-1-1 contract with Los Angeles County, effective June 1, 2006, resulted in a reduction of approximately 9,000 ambulance transports and approximately $3.5 million in net revenue during the six months ended June 30, 2006, compared with the same period last year. Net of the Los Angeles County reduction, ambulance transport volume grew 1.4%, offset by planned reductions in wheelchair transports in certain markets of 7.6%, resulting in an increase of approximately 18,000 weighted transports compared with the same period last year.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2006 were $379.7 million, or 64.4% of net revenue, compared to $359.4 million, or 63.8% of net revenue, for the six months ended June 30, 2005. Ambulance unit hours increased period over period by 2.2%, primarily due contractual deployment changes, which increased compensation costs by $4.4 million. In addition, ambulance crew wages per ambulance unit hour increased by approximately 5.7%, which increased compensation costs by $11.4 million. The ambulance crew wages per ambulance unit hour increase resulted principally from annual salary increases, increased overtime due to staffing shortages in certain markets and $0.7 million in one-time contractual payments. Benefits costs increased by $2.5 million for the six months ended June 30, 2006, but decreased 0.4% as a percentage of salaries compared to the same period last year.

Operating expenses. Operating expenses for the six months ended June 30, 2006 were $119.1 million, or 20.2% of net revenue, compared to $107.5 million, or 19.1% of net revenue, for the six months ended June 30, 2005. Operating expenses per weighted transport increased 10.1% in the six months ended June 30, 2006 compared to the same period in 2005. The change is due primarily to additional fuel costs of $3.2 million. In addition, external provider costs increased by $4.4 million, which were offset by additional revenue. Other operating costs, including medical supplies, occupancy, professional fees related to Sarbanes-Oxley and other Company initiatives, and other expenses, increased by $4.0 million, or an increase of 0.1% as a percentage of net revenue.

Insurance expense. Insurance expense for the six months ended June 30, 2006 was $22.5 million, or 3.8% of net revenue, compared to $25.4 million, or 4.5% of net revenue, for the same period in 2005. The decrease is due to continued improvement in ultimate claims costs that resulted in an additional reduction of insurance provisions of $1.5 million over the same period last year.

Selling, general and administrative expenses. Selling, general and administrative expense for the six months ended June 30, 2006 was $19.3 million, or 3.3% of net revenue, compared to $19.3 million, or 3.4% of net revenue, for the six months ended June 30, 2005.

Restructuring charges. Restructuring charges of $0.9 million were recorded during the six months ended June 30, 2006, related to the re-alignment of certain west coast operations.

Laidlaw compensation charges. AMR did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. The six months ended June 30, 2005 includes $5.9 million, or 1.0% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2006, was $25.7 million, or 4.4% of net revenue, compared to $22.9 million, or 4.1% of net revenue, for the six months ended June 30, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense related to the contract intangible we recorded in connection with the acquisition and the composition and timing of capital expenditures.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2006 was $358.4 million, an increase of $47.5 million, or 15.3%, from $310.9 million for the six months ended June 30, 2005. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following June 30, 2005, we added 21 net new contracts which accounted for a net revenue increase of $11.4 million for the six months ended June 30, 2006. Net revenue under our “same facility” contracts (contracts in existence for the entirety of both fiscal periods) increased $36.1 million in the six months ended June 30, 2006 due to a 5.1% increase in patient visits and a 7.0% increase in net revenue per patient visit.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2006 were $277.3 million, or 77.4% of net revenue, compared to $247.1 million, or 79.5% of net revenue, for the six months ended June 30, 2005. Increases are primarily from same facility provider compensation and benefits, which increased $17.7 million as a result of increased patient volume and provider compensation adjustments related to higher net patient revenue, and a $7.2 million increase from net new contract additions.

Operating expenses. Operating expenses for the six months ended June 30, 2006 were $16.5 million, or 4.6% of net revenue, compared to $13.5 million, or 4.3% of net revenue, for the six months ended June 30, 2005. Operating expenses, as a percentage of net revenue, increased due to professional fees related to Sarbanes-Oxley and other Company initiatives.

Insurance expense. Professional liability insurance expense for the six months ended June 30, 2006 was $19.6 million, or 5.5% of net revenue, compared to $21.7 million, or 7.0% of net revenue, for the six months ended June 30, 2005. The decrease is due to continued improvement in ultimate claims costs that resulted in an additional reduction of insurance provisions of $1.4 million over the same period last year.

Selling, general and administrative expenses. Selling, general and administrative expense for the six months ended June 30, 2006 was $8.7 million, or 2.4% of net revenue, compared to $7.6 million, or 2.4% of net revenue, for the six months ended June 30, 2005. The increase is related to EmCare’s participation in Company-wide shared services initiatives.

Laidlaw compensation charges. EmCare did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. The six months ended June 30, 2005 includes $8.6 million, or 2.8% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2006 was $6.5 million, or 1.8% of net revenue, compared to $5.0 million, or 1.6% of net revenue, for the six months ended June 30, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense from the contract intangible we recorded in connection with the acquisition, as well as depreciation expense related to EmCare’s participation in Company-wide shared services initiatives.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein. As of June 30, 2006, there were no significant changes in our critical accounting policies or estimation procedures.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by our operating activities. We can also use our revolving senior secured credit facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits.

Cash flow provided by (used in):	Six months ended June 30, 2006	Six months ended June 30, 2005
Operating activities	$112,415	$86,130
Investing activities	(41,845)	(860,840)
Financing activities	$(18,958)	$802,212

Cash Flow

Operating activities. Operating cash flows for the six months ended June 30, 2006 were $112.4 million, compared to $86.1 million for the same six month period last year. Operating cash flows were positively affected by increased net income, utilization of deferred tax assets, changes in accounts receivable and timing differences on insurance premium payments and interest payments. Changes in working capital contributed $41.1 million for the six months ended June 30, 2006, which included a $31.9 million decrease in accounts receivable, including our collection of hurricane-related receivables and an $11.0 million income tax receivable we recorded in 2005, and a $15.4 million increase in accounts payable and accrued liabilities. Working capital contributions to operating cash flow were $32.6 million for the six months ended June 30, 2005 and included a decrease in accounts receivable of $2.5 million and an increase in accrued liabilities of $36.3 million, primarily due to an increase in accrued interest. Cash flows for the six months ended June 30, 2005 did not include a semi-annual interest payment of $12.5 million on our senior secured term notes.

Investing activities. Net cash used in investing activities was $41.8 million for the six months ended June 30, 2006, compared to $860.8 million for the same period in 2005. The $819.0 million decrease is attributable principally to our net cash outflows of $828.8 million to purchase AMR and EmCare from Laidlaw in February 2005. Net cash used in investing activities during the six months ended June 30, 2006 relates primarily to capital expenditures for the purchase of new vehicles, medical equipment and technology-related assets, which totaled $28.6 million, and a $12.5 million change in net investments to fund insurance-related obligations.

Financing activities. For the six months ended June 30, 2006, net cash used in financing activities was $19.0 million compared to net cash provided by financing activities of $802.2 million for the six months ended June 30, 2005. The $821.2 million decrease is attributable principally to borrowings under our senior secured credit facility of $370.2 million, our issuance of $250.0 million principal amount of our senior subordinated notes, and equity proceeds of $220.6 million in connection with our acquisition of AMR and EmCare in the 2005 period. We made an unscheduled payment of approximately $10 million of the senior secured credit facility in May 2006 period and paid off outstanding borrowings of $20.2 million of the revolving credit facilities in the six month period ended June 30, 2005.

The Company also made an unscheduled $9.4 million payment on its senior secured credit facility on July 12, 2006.

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding (which totaled $29.8 million at June 30, 2006). Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate related exposure.

As of June 30, 2006, we had $488.3 million of debt, of which $237.0 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. Over the past twelve months, prime and LIBOR interest rates have increased by approximately 2.25% and 1.15%, respectively. Changes to these interest rates may continue to occur. Increases and decreases in interest rates affect our interest costs for our variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.3 million per year based on our outstanding indebtedness at June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2006

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 5, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein and to our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

ITEM 1A. RISK FACTORS

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to integrate successfully the operations of any acquired business into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2006, our board of directors adopted an equity compensation program for non-employee directors, other than the Chair of the Compliance Committee, or the Directors’ Plan, in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933. Non-employee directors were granted 8,000 Restricted Stock Units, or RSUs, on June 1, 2006, each RSU representing one share of our class A common stock. Immediately following each annual stockholder meeting, each non-employee director will receive a grant of RSUs having a fair market value of $100,000 on the date of grant, based on the closing price of our class A common stock on the business day immediately preceding the grant date. The Directors’ Plan allows directors to defer income from the grant of RSUs. The RSUs vest immediately prior to the election of directors at the next following annual stockholder meeting, and will be paid in shares of our class A common stock (one share for each RSU). The Directors’ Plan and RSU grants on June 1, 2006 are both subject to stockholder approval at the 2007 annual stockholder meeting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 annual meeting of stockholders was held on May 25, 2006 in Englewood, Colorado. The matters submitted for a vote at the meeting and the related election results were as follows:

1.	Election of two Class I directors to each hold office for a three-year term:

	For	Withheld
William A. Sanger	329,828,922	877,390

Robert M. Le Blanc	329,831,079	875,233

2.	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain
330,701,200	1,810	3,302

ITEM 6. EXHIBITS

**10.1	Emergency Medical Services Corporation Non-Employee Director Compensation Program.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this Report

**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2006.

EMERGENCY MEDICAL SERVICES CORPORATION
(registrant)

By:	/s/ William A. Sanger
William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

By:	Emergency Medical Services Corporation, its General Partner

By:	/s/ William A. Sanger
William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

**10.1	Emergency Medical Services Corporation Non-Employee Director Compensation Program.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this Report

**	Identifies a management contract or compensatory plan or arrangement.