Form 10-Q
period 2006-09-30
Emergency Medical Services CORP; Emergency Medical Services L.P.
filed 2006-11-07
CIK 1344154, 1334544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers:

001-32701

333-127115

EMERGENCY MEDICAL SERVICES CORPORATION

EMERGENCY MEDICAL SERVICES L.P.

(Exact name of Registrants as Specified in their Charters)

20-3738384
Delaware	20-2076535
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Numbers)

6200 S. Syracuse Way, Suite 200
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

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

Shares of class A common stock outstanding at November 1, 2006 – 9,262,853; shares of class B common stock outstanding at November 1, 2006 – 142,545; LP exchangeable units outstanding at November 1, 2006 – 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

					Predecessor
	Consolidated	Consolidated	Consolidated	Consolidated	combined
	three months	three months	nine months	eight months	one month
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2006	2005	2006	2005	2005
Net revenue	$485,697	$456,245	$1,433,272	$1,187,653	$143,069
Compensation and benefits	333,406	319,292	990,380	822,595	103,191
Operating expenses	80,513	66,156	216,170	168,700	18,469
Insurance expense	12,111	21,048	54,222	60,382	7,768
Selling, general and administrative expenses	14,660	15,654	42,669	38,248	4,283
Depreciation and amortization expense	16,841	14,843	49,045	38,811	3,894
Restructuring charges	267	—	1,186	—	—
Laidlaw compensation charges	—	—	—	—	14,440
Income (loss) from operations	27,899	19,252	79,600	58,917	(8,976)
Interest expense	(11,532)	(12,824)	(34,269)	(34,407)	(1,169)
Realized gain (loss) on investments	88	(34)	(437)	(40)	13
Interest and other income	532	91	1,664	189	(4)
Loss on early debt extinguishment	(184)	—	(377)	—	—
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	16,803	6,485	46,181	24,659	(10,136)
Income tax (expense) benefit	(6,540)	(3,479)	(17,956)	(10,657)	4,060
Income (loss) before equity in earnings of unconsolidated subsidiary	10,263	3,006	28,225	14,002	(6,076)
Equity in earnings of unconsolidated subsidiary	21	—	38	—	—
Net income (loss)	10,284	3,006	28,263	14,002	(6,076)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	1,568	(1,010)	1,109	(646)	321
Comprehensive income (loss)	$11,852	$1,996	$29,372	$13,356	$(5,755)

Basic net income per common share	$0.25	$0.11	$0.68	$0.39
Diluted net income per common share	$0.24	$0.11	$0.67	$0.38
Average common shares outstanding, basic	41,502,978	33,319,242	41,499,172	33,171,280
Average common shares outstanding, diluted	42,525,620	34,233,022	42,431,108	33,705,808

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Unaudited
	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$22,464	$18,048
Insurance collateral	38,313	29,766
Trade and other accounts receivable, net	403,814	411,184
Parts and supplies inventory	18,581	18,449
Prepaids and other current assets	16,508	14,413
Current deferred tax assets	7,349	23,436
Total current assets	507,029	515,296
Non-current assets:
Property, plant and equipment, net	143,654	138,037
Intangible assets, net	68,864	78,183
Non-current deferred tax assets	118,147	118,408
Insurance collateral	162,233	131,907
Goodwill	261,466	251,168
Other long-term assets	33,512	34,029
Total assets	$1,294,905	$1,267,028
Liabilities and Equity
Current liabilities:
Accounts payable	$62,513	$56,290
Accrued liabilities	213,335	214,481
Current portion of long-term debt	5,234	6,664
Total current liabilities	281,082	277,435
Long-term debt	476,218	495,520
Insurance reserves and other long-term liabilities	162,114	149,089
Total liabilities	919,414	922,044
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,262,853 issued and outstanding)	93	92
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding	—	—
LP exchangeable units (32,107,500 shares issued and outstanding)	212,361	212,361
Additional paid-in capital	114,071	112,937
Retained earnings	48,330	20,067
Accumulated other comprehensive income (loss)	635	(474)
Total equity	375,491	344,984
Total liabilities and equity	$1,294,905	$1,267,028

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Statements of Cash Flows

(unaudited)

(in thousands)

			Predecessor
	Consolidated	Consolidated	combined
	nine months	eight months	one month
	ended	ended	ended
	September 30,	September 30,	January 31,
	2006	2005	2005
Cash Flows from Operating Activities
Net income (loss)	$28,263	$14,002	$(6,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,615	40,464	3,876
Gain on disposal of property, plant and equipment	(762)	(480)	(25)
Stock compensation expense	1,031	1,395	—
Equity in earnings of unconsolidated subsidiary	(38)	—	—
Loss on early debt extinguishment	377	—	—
Non-cash Laidlaw allocated compensation expense	—	—	14,440
Deferred income taxes	17,368	2,462	(4,060)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	4,793	4,801	(20,771)
Parts and supplies inventory	(132)	(261)	—
Prepaids and other current assets	(2,076)	2,661	(6,194)
Accounts payable and accrued liabilities	13,804	18,628	12,358
Insurance accruals	10,351	17,003	1,772
Net cash provided by (used in) operating activities	123,594	100,675	(4,680)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(43,297)	(34,947)	(3,914)
Proceeds from sale of property, plant and equipment	903	565	24
Acquisition of business, net of cash received	(11,587)	—	—
Insurance collateral	(31,773)	(46,014)	12,534
Other investing activities	(1,860)	(464)	(1,828)
EMS LP purchase of AMR and EmCare	—	(828,775)	—
Net cash (used in) provided by investing activities	(87,614)	(909,635)	6,816
Cash Flows from Financing Activities
Borrowings under senior secured credit facility	—	350,000	—
Proceeds from issuance of senior subordinated notes	—	250,000	—
Borrowings under revolving credit facility	—	25,200	—
Debt issue costs	—	(18,396)	—
EMS LP issuance of partnership equity	—	222,655	—
EMS LP partnership equity issuance costs	—	(1,726)	—
Issuance of EMSC equity	104	—	—
Payment of EMSC equity issuance costs	(2,408)	—	—
Repayments of capital lease obligations and other debt	(25,389)	(25,922)	(2,021)
Increase (decrease) in bank overdrafts	(3,871)	997	1,942
Advances from Laidlaw	—	—	8,656
Increase in other non-current liabilities	—	1,634	55
Net cash (used in) provided by financing activities	(31,564)	804,442	8,632

Change in cash and cash equivalents	4,416	(4,518)	10,768
Cash and cash equivalents, beginning of period	18,048	14,631	3,863
Cash and cash equivalents, end of period	$22,464	$10,113	$14,631

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

1.         General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International, Inc. (“Laidlaw”) on February 10, 2005, with an effective transaction date after the close of business January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering. For comparative purposes, the Company has included the consolidated results of operations and cash flows for the eight months ended September 30, 2005, subsequent to the effective date of the acquisition, and the combination of AMR and EmCare financial information for the one month ended January 31, 2005, prior to the effective date of the acquisition (“Predecessor”). The comparability of these periods has been affected by a number of factors, including the acquisition of AMR and EmCare, and by the initial public offering of EMSC in December 2005. Laidlaw fees allocated to the Predecessor companies for the one month ended January 31, 2005 have been included as a component of selling, general and administrative expenses and amount to $1,083. Costs incurred to replace the services previously performed by Laidlaw are included in the current period statements of operations.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the three and nine months ended September 30, 2006, the Company expensed $250 and $750, respectively, in respect of this fee; and for the three and eight months ended September 30, 2005, the Company expensed $250 and $695, respectively, in respect of this fee.

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

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

In those instances where the Company has obtained third-party insurance coverage, the Company generally retains liability for the first $1 to $2 million of a loss.

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

The Company’s most recent actuarial valuation was completed in September 2006. As a result of this and previous actuarial valuations, the Company recorded reductions in its provisions for insurance liabilities of approximately $4.8 million and $9.8 million in the three and nine months ended September 30, 2006, respectively, related to its reserves for losses in prior years. During the three and nine months ended September 30, 2005, the Company recorded reductions in insurance liabilities of approximately $1.7 million and $3.7 million, respectively, as a result of an actuarial studies.

The long-term portion of insurance reserves amounted to $155.9 million and $144.1 million as of September 30, 2006 and December 31, 2005, respectively.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue are as follows:

	Consolidated				Predecessor combined
	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Eight months ended September 30, 2005	one month ended January 31, 2005
Gross revenue	100%	100%	100%	100%	100%
Provision for contractual discounts	41%	40%	42%	40%	40%
Provision for estimated uncompensated care	20%	20%	20%	19%	19%

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

3.         Acquisitions

During the nine months ended September 30, 2006, the Company acquired three entities for a total cost of $12.7 million, which was paid primarily in cash.  On July 8, 2006, the Company acquired Air Ambulance Specialists, Inc. (“AASI”), a privately held fixed wing air ambulance company, with an effective date of July 1, 2006.  AASI is based in Centennial, Colorado.   The Company also purchased two local ambulance service providers.  Silver Spring Ambulance Service, Inc. (“Silver Spring”), based primarily in the Washington D.C. market, was acquired in July 2006.  Lifeline Medical Services, Inc. (“Lifeline”), based in the south Florida market, was acquired in June 2006.  The Company is in the process of completing the purchase price allocation of these acquisitions and preliminarily has recorded $12.4 million of goodwill as of September 30, 2006.

4.         Accrued Liabilities

Accrued liabilities were as follows at September 30, 2006 and December 31, 2005:

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
Accrued wages and benefits	$65,615	$61,646
Accrued paid time-off	22,996	21,673
Current portion of self-insurance reserves	56,991	58,379
Accrued restructuring	1,808	1,732
Current portion of compliance and legal	4,700	14,244
Accrued billing and collection fees	4,866	4,176
Accrued profit sharing	18,023	10,260
Accrued interest	5,373	12,335
Other	32,963	30,036
Total accrued liabilities	$213,335	$214,481

5.         Long-Term Debt

Long-term debt consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Senior subordinated notes due 2015 (10%)	$250,000	$250,000
Senior secured term loan due 2012 (7.3% at September 30, 2006)	227,048	248,250
Notes due at various dates from 2006 to 2022 with interest rates from 6% to 10%	1,912	856
Capital lease obligations due at various dates from 2006 to 2007 (see note 5)	2,492	3,078
	481,452	502,184
Less current portion	(5,234)	(6,664)
Total long-term debt	$476,218	$495,520

The Company made an unscheduled $9.4 million payment on the senior secured term loan during the third quarter of 2006 and wrote off $184 of unamortized debt issuance costs.  The Company also made an unscheduled $10.0 million payment on the senior secured term loan during the second quarter of 2006 and wrote off $193 of unamortized debt issuance costs.

6.         Commitments and Contingencies

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

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances.  The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR’s hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002.  In connection with the settlement, AMR entered into a Corporate Integrity Agreement (“CIA”) which will be effective for a period of five years beginning September 12, 2006.  Pursuant to the CIA, AMR is required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; contractual safeguards nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events.  Under the provisions of the purchase agreement for the acquisition of AMR, EMSC and Laidlaw shared responsibility for the settlement amount and certain of the costs associated with the CIA.  The net difference in what was reserved as part of purchase accounting and what was ultimately paid in settlement of this matter was recorded as a reduction of goodwill.

 On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that an AMR Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements. The Company disagrees with the OIG’s finding and has filed an administrative appeal. If the Company is unsuccessful in the administrative appeal it may be required to make a substantial repayment, which could include fines and penalties.

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

Other Legal Matters

EmCare is currently a defendant in a collective action lawsuit brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The suit was filed on February 25, 2003, in the United States District Court for the Eastern District of Texas. The plaintiffs are seeking to recover overtime pay for the hours they worked in excess of 40 in a workweek and reclassification as non-exempt employees. The Court has determined as a matter of law that the plaintiffs are entitled to overtime pay for hours they worked in excess of 40 in a work week, and will determine the amount of damages payable to plaintiffs at trial. Management believes the outcome of this lawsuit will not have a material adverse effect on the Company.

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

7.         Restructuring Charges

As part of a plan to re-align certain west coast operations of AMR, the Company recorded a restructuring charge of $919 during the second quarter of 2006. Lease termination costs accounted for $52 and the remaining $867 related to one-time termination benefits. The plan is expected to be completed by December 2007.

The Company restructured certain billing office functions of AMR during the third quarter of 2006 and recorded a restructuring charge of $267, all of which related to one-time termination benefits. These payments are expected to be made by March 2007.

8.         Equity Based Compensation

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

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $300 and $898 for the three months and nine months ended September 30, 2006, respectively, and $384 and $684 for the three months and eight months ended September 30, 2005, respectively.

For the three and eight months ended September 30, 2005, the Company recorded a charge, as a component of compensation and benefits expense, associated with partnership units and certain options to purchase partnership units issued to employees and officers of the Company which totaled $1.8 million.

In June 2006, the board of directors adopted an equity compensation program for non-employee directors of the Company, other than the Chair of the Compliance Committee (“Directors’ Plan”). Non-employee directors were granted 8,000 Restricted Stock Units (“RSUs”) on June 1, 2006, each RSU representing one share of the Company’s class A common stock. Immediately following each annual stockholder meeting, each non-employee director will receive a grant of RSUs having a fair market value of $100 on the date of grant, based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date. The Directors’ Plan allows directors to defer income from the grant of RSUs. The RSUs vest immediately prior to the election of directors at the next following annual stockholder meeting, and will be paid in shares of the Company’s class A common stock (one share for each RSU). Each non-employee director (other than the Chair of the Compliance Committee) is also entitled to an annual cash retainer of $50 to be paid in four quarterly installments. The Directors’ Plan and RSU grants on June 1, 2006 are both subject to stockholder approval at the 2007 annual stockholder meeting. In connection with this Directors’ Plan, the Company expensed $100 and $133 for the three months and nine months ended September 30, 2006, respectively.

9.         Net Income Per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below for the three and eight months ended September 30, 2005 (there are no adjustments to net income for the three and nine months ended September 30, 2006 and the only dilutive instruments for these periods are unexercised options and RSUs):

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

	Three months ended September 30, 2005	Eight months ended September 30, 2005
Basic earnings per common share computation
Numerator:
Net income	$3,006	$14,002
Reduction (accretion) of put right	609	(1,213)
Net income available to stockholders	$3,615	$12,789
Denominator:
Basic average shares outstanding Common stock and LP exchangeable units	33,319,242	33,171,280
Basic earnings per common share	$0.11	$0.39
Diluted earnings per common share computation
Numerator:
Net income	$3,006	$14,002
Reduction (accretion) of put right	609	(1,213)
Net income available to stockholders	$3,615	$12,789
Denominator:
Basic average shares outstanding	33,319,242	33,171,280
Incremental shares from assumed exercise of stock options	913,780	534,528
Diluted average common shares outstanding	34,233,022	33,705,808
Diluted earnings per common share	$0.11	$0.38

10.  Segment Information

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

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

	Consolidated				Predecessor combined
	Three months ended	Three months ended	Nine months ended	Eight months ended	one month ended
	September 30,	September 30,	September 30,	September 30,	January 31,
	2006	2005	2006	2005	2005
Healthcare Transportation Services
Revenue	$299,300	$291,910	$888,472	$761,712	$93,788
Segment EBITDA	24,317	22,665	71,920	67,813	1,074
Emergency Management Services
Revenue	186,397	164,335	544,800	425,941	49,281
Segment EBITDA	20,423	11,430	56,725	29,915	(6,156)
Total
Total revenue	485,697	456,245	1,433,272	1,187,653	143,069
Total EBITDA	44,740	34,095	128,645	97,728	(5,082)
Total capital expenditures	14,742	14,915	43,297	34,947	3,914

Reconciliation of EBITDA to Net Income
EBITDA	$44,740	$34,095	$128,645	$97,728	$(5,082)
Depreciation and amortization expense	(16,841)	(14,843)	(49,045)	(38,811)	(3,894)
Interest expense	(11,532)	(12,824)	(34,269)	(34,407)	(1,169)
Realized gain (loss) on investments	88	(34)	(437)	(40)	13
Interest and other income	532	91	1,664	189	(4)
Loss on early debt extinguishment	(184)	—	(377)	—	—
Income tax expense	(6,540)	(3,479)	(17,956)	(10,657)	4,060
Equity in earnings of unconsolidated subsidiary	21	—	38	—	—
Net income (loss)	$10,284	$3,006	$28,263	$14,002	$(6,076)

11.  Guarantors of Debt

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

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the three months ended September 30, 2006

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$485,697	$9,645	$(9,645)	$485,697
Compensation and benefits	—	—	—	—	333,406	—	—	333,406
Operating expenses	—	—	—	—	80,513	—	—	80,513
Insurance expense	—	—	—	—	12,023	9,733	(9,645)	12,111
Selling, general and administrative expenses	—	—	—	—	14,660	—	—	14,660
Depreciation and amortization expense	—	—	—	—	16,841	—	—	16,841
Restructuring charge	—	—	—	—	267	—	—	267
Income from operations	—	—	—	—	27,987	(88)	—	27,899
Interest expense	—	—	—	—	(11,532)	—	—	(11,532)
Realized gain on investments	—	—	—	—	—	88	—	88
Interest and other income	—	—	—	—	532	—	—	532
Loss on early debt extinguishment	—	—	—	—	(184)	—	—	(184)
Income before income taxes	—	—	—	—	16,803	—	—	16,803
Income tax expense	—	—	—	—	(6,540)	—	—	(6,540)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	10,263	—	—	10,263
Equity in earnings of unconsolidated subsidiaries	10,284	10,284	2,372	7,912	21	—	(30,852)	21
Net income	$10,284	$10,284	$2,372	$7,912	$10,284	$—	$(30,852)	$10,284

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the three months ended September 30, 2005

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$456,245	$2,839	$(2,839)	$456,245
Compensation and benefits	—	—	—	—	319,292	—	—	319,292
Operating expenses	—	—	—	—	66,156	—	—	66,156
Insurance expense	—	—	—	—	21,082	2,805	(2,839)	21,048
Selling, general and administrative expenses	—	—	—	—	15,654	—	—	15,654
Depreciation and amortization expense	—	—	—	—	14,843	—	—	14,843
Income from operations	—	—	—	—	19,218	34	—	19,252
Interest expense	—	—	—	—	(12,824)	—	—	(12,824)
Realized loss on investments	—	—	—	—	—	(34)	—	(34)
Interest and other income	—	—	—	—	91	—	—	91
Income before income taxes	—	—	—	—	6,485	—	—	6,485
Income tax expense	—	—	—	—	(3,479)	—	—	(3,479)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	3,006	—	—	3,006
Equity in earnings of unconsolidated subsidiaries	—	3,006	501	2,505	—	—	(6,012)	—
Net income	$—	$3,006	$501	$2,505	$3,006	$—	$(6,012)	$3,006

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the nine months ended September 30, 2006

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,433,272	$28,950	$(28,950)	$1,433,272
Compensation and benefits	—	—	—	—	990,380	—	—	990,380
Operating expenses	—	—	—	—	216,170	—	—	216,170
Insurance expense	—	—	—	—	54,659	28,513	(28,950)	54,222
Selling, general and administrative expenses	—	—	—	—	42,669	—	—	42,669
Depreciation and amortization expense	—	—	—	—	49,045	—	—	49,045
Restructuring charge	—	—	—	—	1,186	—	—	1,186
Income from operations	—	—	—	—	79,163	437	—	79,600
Interest expense	—	—	—	—	(34,269)	—	—	(34,269)
Realized loss on investments	—	—	—	—	—	(437)	—	(437)
Interest and other income	—	—	—	—	1,664	—	—	1,664
Loss on early debt extinguishment	—	—	—	—	(377)	—	—	(377)
Income before income taxes	—	—	—	—	46,181	—	—	46,181
Income tax expense	—	—	—	—	(17,956)	—	—	(17,956)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,225	—	—	28,225
Equity in earnings of unconsolidated subsidiaries	28,263	28,263	7,723	20,540	38	—	(84,789)	38
Net income	$28,263	$28,263	$7,723	$20,540	$28,263	$—	$(84,789)	$28,263

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the eight months ended September 30, 2005

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,187,653	$25,264	$(25,264)	$1,187,653
Compensation and benefits	—	—	—	—	822,595	—	—	822,595
Operating expenses	—	—	—	—	168,700	—	—	168,700
Insurance expense	—	—	—	—	60,422	25,224	(25,264)	60,382
Selling, general and administrative expenses	—	—	—	—	38,248	—	—	38,248
Depreciation and amortization expense	—	—	—	—	38,811	—	—	38,811
Income from operations	—	—	—	—	58,877	40	—	58,917
Interest expense	—	—	—	—	(34,407)	—	—	(34,407)
Realized loss on investments	—	—	—	—	—	(40)	—	(40)
Interest and other income	—	—	—	14	175	—	—	189
Income before income taxes	—	—	—	14	24,645	—	—	24,659
Income tax expense	—	—	—	—	(10,657)	—	—	(10,657)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	14	13,988	—	—	14,002
Equity in earnings of unconsolidated subsidiaries	—	14,002	6,793	7,195	—	—	(27,990)	—
Net income	$—	$14,002	$6,793	$7,209	$13,988	$—	$(27,990)	$14,002

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Balance Sheet

As of September 30, 2006

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$22,411	$53	$—	$22,464
Insurance collateral	—	—	—	—	24,207	14,106	—	38,313
Trade and other accounts receivable, net	—	—	—	—	402,819	995	—	403,814
Parts and supplies inventory	—	—	—	—	18,581	—	—	18,581
Other current assets	—	—	—	—	25,058	2,050	(10,600)	16,508
Current deferred tax assets	—	—	—	—	4,128	3,221	—	7,349
Current assets	—	—	—	—	497,204	20,425	(10,600)	507,029
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	143,654	—	—	143,654
Intercompany receivable	—	114,165	279,389	190,060	—	—	(583,614)	—
Intangible assets, net	—	—	—	—	68,864	—	—	68,864
Non-current deferred tax assets	—	—	—	—	119,279	(1,132)	—	118,147
Insurance collateral	—	—	—	—	62,008	100,225	—	162,233
Goodwill	—	—	—	—	261,008	458	—	261,466
Other long-term assets	—	—	8,948	4,038	20,526	—	—	33,512
Investment and advances in subsidiaries	375,491	261,326	207,913	53,399	7,355	—	(905,484)	—
Assets	$375,491	$375,491	$496,250	$247,497	$1,179,898	$119,976	$(1,499,698)	$1,294,905
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$62,513	$—	$—	$62,513
Accrued liabilities	—	—	3,174	2,199	207,902	60	—	213,335
Current portion of long-term debt	—	—	1,656	744	2,834	—	—	5,234
Current liabilities	—	—	4,830	2,943	273,249	60	—	281,082
Long-term debt	—	—	283,507	191,141	1,570	—	—	476,218
Other long-term liabilities	—	—	—	—	60,153	112,561	(10,600)	162,114
Intercompany	—	—	—	—	583,614	—	(583,614)	—
Liabilities	—	—	288,337	194,084	918,586	112,621	(594,214)	919,414
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	326,526	189,394	22,945	212,361	—	(751,226)	212,361
Additional paid-in capital	114,071	—	—	—	—	6,690	(6,690)	114,071
Retained earnings	48,330	48,330	18,519	29,833	48,316	—	(144,998)	48,330
Comprehensive income (loss)	635	635	—	635	635	635	(2,540)	635
Equity	375,491	375,491	207,913	53,413	261,312	7,355	(905,484)	375,491
Liabilities and Equity	$375,491	$375,491	$496,250	$247,497	$1,179,898	$119,976	$(1,499,698)	$1,294,905

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Balance Sheet

As of December 31, 2005

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$18,001	$47	$—	$18,048
Insurance collateral	—	—	—	—	16,092	13,674	—	29,766
Trade and other accounts receivable, net	—	—	—	—	408,675	2,529	(20)	411,184
Parts and supplies inventory	—	—	—	—	18,449	—	—	18,449
Other current assets	—	—	—	—	15,057	302	(946)	14,413
Current deferred tax assets	—	—	—	—	20,441	2,995	—	23,436
Current assets	—	—	—	—	496,715	19,547	(966)	515,296
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	138,037	—	—	138,037
Intercompany receivable	1,973	113,400	296,207	199,529	14,863	—	(625,972)	—
Intangible assets, net	—	—	—	—	78,183	—	—	78,183
Non-current deferred tax assets	—	—	—	—	119,538	(1,130)	—	118,408
Insurance collateral	—	—	—	—	63,934	67,973	—	131,907
Goodwill	—	—	—	—	250,710	458	—	251,168
Other long-term assets	65	—	10,443	4,420	19,101	—	—	34,029
Investment and advances in subsidiaries	345,354	231,954	200,868	31,072	6,246	—	(815,494)	—
Assets	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$56,290	$—	$—	$56,290
Accrued liabilities	2,408	—	6,857	5,478	162,456	37,282	—	214,481
Current portion of long-term debt	—	—	2,415	1,085	3,164	—	—	6,664
Current liabilities	2,408	—	9,272	6,563	221,910	37,282	—	277,435
Long-term debt	—	—	297,378	197,372	770	—	—	495,520
Other long-term liabilities	—	—	—	—	106,735	43,320	(966)	149,089
Intercompany	—	—	—	—	625,972	—	(625,972)	—
Liabilities	2,408	—	306,650	203,935	955,387	80,602	(626,938)	922,044
Equity:
Class A common stock	92	—	—	—	—	30	(30)	92
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	190,073	22,288	212,361	—	(750,483)	212,361
Additional paid-in capital	112,937	—	—	—	—	6,690	(6,690)	112,937
Retained earnings	20,067	20,067	10,795	9,272	20,053	—	(60,187)	20,067
Comprehensive income (loss)	(474)	(474)	—	(474)	(474)	(474)	1,896	(474)
Equity	344,984	345,354	200,868	31,086	231,940	6,246	(815,494)	344,984
Liabilities and Equity	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2006

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$98,004	$25,590	$123,594
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(43,297)	—	(43,297)
Proceeds from sale of property, plant and equipment	—	—	—	—	903	—	903
Acquisition of business	—	—	—	—	(11,587)	—	(11,587)
Insurance collateral	—	—	—	—	(6,189)	(25,584)	(31,773)
Net change in deposits and other assets	—	—	—	—	(1,860)	—	(1,860)
Net cash used in investing activities	—	—	—	—	(62,030)	(25,584)	(87,614)
Cash Flows from Financing Activities
Issuance of EMSC equity	104	—	—	—	—	—	104
EMSC equity issuance costs	(2,408)	—	—	—	—	—	(2,408)
Repayments of capital lease obligations and other debt	—	—	—	—	(25,389)	—	(25,389)
Net intercompany borrowings (payments)	2,304	—	—	—	(2,304)	—	—
Decrease in bank overdrafts	—	—	—	—	(3,871)	—	(3,871)
Net cash used in financing activities	—	—	—	—	(31,564)	—	(31,564)
Increase in cash and cash equivalents	—	—	—	—	4,410	6	4,416
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048
Cash and cash equivalents, end of period	$—	$—	$—	$—	$22,411	$53	$22,464

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows

For the eight months ended September 30, 2005

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$14	$76,497	$24,164	$100,675
Cash Flows from Investing Activities
EMS purchase of AMR and EmCare	—	(828,775)	—	—	—	—	(828,775)
Purchase of property, plant and equipment	—	—	—	—	(34,947)	—	(34,947)
Proceeds from sale of property, plant and equipment	—	—	—	—	565	—	565
Insurance collateral	—	—	—	—	(12,079)	(33,935)	(46,014)
Net change in deposits and other assets	—	—	—	—	(464)	—	(464)
Net cash used in investing activities	—	(828,775)	—	—	(46,925)	(33,935)	(909,635)
Cash Flows from Financing Activities
Borrowings under new senior secured credit facility	—	—	241,500	108,500	—	—	350,000
Proceeds from issuance of senior subordinated notes	—	—	172,500	77,500	—	—	250,000
Borrowings under new revolving credit facility	—	—	17,388	7,812	—	—	25,200
Issuance of partnership equity	—	222,655	—	—	—	—	222,655
EMS LP equity issuance costs	—	(1,726)	—	—	—	—	(1,726)
Financing costs	—	—	(12,693)	(5,703)	—	—	(18,396)
Repayments of capital lease obligations and other debt	—	—	(13,938)	(6,262)	(5,722)	—	(25,922)
Net intercompany borrowings (payments)	—	612,674	(404,757)	(181,861)	(26,056)	—	—
Increase (decrease) in bank overdrafts	—	—	—	—	997	—	997
Increase (decrease) in other non-current liabilities	—	—	—	—	1,634	—	1,634
Net cash provided by (used in) financing activities	—	833,603	—	(14)	(29,147)	—	804,442
Increase in cash and cash equivalents	—	4,828	—	—	425	(9,771)	(4,518)
Cash and cash equivalents, beginning of period	—	—	—	—	4,778	9,853	14,631
Cash and cash equivalents, end of period	$—	$4,828	$—	$—	$5,203	$82	$10,113

12. Subsequent Events

On November 2, 2006, the Company entered into an agreement to purchase all of the outstanding shares of capital stock of EHR Management Co., a Delaware corporation (“EHR Management”). EHR Management is the management company for Clinical Staffing Solutions, which provides hospitalist and specialty unit physician coverage in Pennsylvania and New Jersey. Upon consummation of the transaction, EHR Management would become a wholly-owned subsidiary of EmCare. The closing of the transaction is subject to various customary closing conditions, and is expected to occur on or prior to November 10, 2006.

The Company has also approved a restructuring plan to streamline the regional operations of AMR for the purposes of increasing efficiencies, improving customer service and producing cost savings. AMR’s fifteen operating divisions will be reorganized into eight divisional offices located within existing operations. In connection with the restructuring, the Company will cease operations in the Detroit-Pontiac, Michigan area effective December 31, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry, both as it exists now and as it may change in the future; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to generate cash flow to service our debt obligations and fund the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; and the loss of existing contracts and the accuracy of our assessment of costs under new contracts.

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

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. For the nine months ended September 30, 2006, approximately 58% of AMR’s net revenue was generated from emergency 9-1-1 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 32% of AMR’s net revenue for the same period, with the balance generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch, stand-by events and other services to communities and public safety agencies.

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

AMR

Approximately 90% of AMR’s net revenue for the nine months ended September 30, 2006, was transport revenue derived from the treatment and transportation of patients based on billings to third party payors and healthcare facilities. The balance of AMR’s net revenue is derived from fixed wing medical transportation services, Medicaid managed transportation services and direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

The change from period to period in the number of transports is influenced by increases in transports in existing markets from both new and existing facilities we serve for non-emergency transports, the effects of general community conditions for emergency transports and the impact of newly acquired businesses. The general community conditions may include (1) the timing, location and severity of annually recurring viruses, (2) severe weather that affects a region’s health status and/or infrastructure and (3) community-specific demographic changes.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for medical crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include unit hours and cost per unit hour (to measure compensation-related costs and the efficiency of our ambulance deployment), operating costs per transport, and accident and insurance claims.

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

Depreciation expense relates primarily to charges for usage of vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2006, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 75% was generated from billings to third party payors for patient visits and approximately 25% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

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

Depreciation expense relates primarily to charges for computer hardware and software and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

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

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts and related volumes we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and, in any fiscal period, certain of our contracts will expire. From time to time, we may elect not to seek extension or renewal of a contract, or may reduce certain services, if we determine that we cannot continue to provide such services on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

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

AMR’s recent operating expenses have been adversely affected by increasing fuel costs. Fuel costs represented approximately 12.8% of AMR’s operating expenses of $190.3 million in the nine months ended September 30, 2006, an increase of 4.9% over the same period in 2005. Further increases in fuel costs without mitigation through fee and subsidy increases would continue to adversely affect AMR’s operating results.

Results of Operations

Nine and Three Months Ended September 30, 2006 Compared to Nine and Three Months Ended September 30, 2005

The following tables present a comparison of financial data, from our unaudited consolidated statements of operations for the nine and three months ended September 30, 2006, and from our unaudited consolidated (eight months ended September 30, 2005) and our unaudited combined (one month ended January 31, 2005 – Predecessor) statements of operations for the nine and three months ended September 30, 2005, for EMSC and our two operating segments. The nine months ended September 30, 2005, represents the combination of the financial information for AMR and EmCare for the one month ended January 31, 2005, prior to the effective date of the acquisition of AMR and EmCare, and the eight months ended September 30, 2005. The comparability of these periods has been affected by a number of factors including the acquisition of AMR and EmCare by EMS LP in February 2005 and by the initial public offering of EMSC in December 2005. Generally the results of operations of our segments are comparable except for certain capital costs such as interest and amortization and Laidlaw acquisition-related compensation charges.

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

Unaudited Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Three months		Three months		Nine months		Nine months
	ended		ended		ended		ended
	September 30,		September 30,		September 30,		September 30,
	2006		2005		2006		2005
		% of net		% of net		% of net		% of net
		revenue		revenue		revenue		revenue
Net revenue	$485,697	100.0%	$456,245	100.0%	$1,433,272	100.0%	$1,330,722	100.0%
Compensation and benefits	333,406	68.6	319,292	70.0	990,380	69.1	925,786	69.6
Operating expenses	80,513	16.6	66,156	14.5	216,170	15.1	187,169	14.1
Insurance expense	12,111	2.5	21,048	4.6	54,222	3.8	68,150	5.1
Selling, general and administrative expenses	14,660	3.0	15,654	3.4	42,669	3.0	42,531	3.2
Restructuring charges	267	0.1	—	—	1,186	0.1	—	—
Laidlaw compensation charges	—	—	—	—	—	—	14,440	1.1
EBITDA	44,740	9.2	34,095	7.5	128,645	9.0	92,646	7.0
Depreciation and amortization expense	16,841	3.5	14,843	3.3	49,045	3.4	42,705	3.2
Income from operations	27,899	5.7	19,252	4.2	79,600	5.6	49,941	3.8
Interest expense	(11,532)	(2.4)	(12,824)	(2.8)	(34,269)	(2.4)	(35,576)	(2.7)
Realized (loss) gain on investments	88	0.0	(34)	(0.0)	(437)	(0.0)	(27)	(0.0)
Interest and other income	532	0.1	91	0.0	1,664	0.1	185	0.0
Loss on early debt extinguishment	(184)	(0.0)	—	—	(377)	(0.0)	—	—
Income tax expense	(6,540)	(1.3)	(3,479)	(0.8)	(17,956)	(1.3)	(6,597)	(0.5)
Equity in earnings of unconsolidated subsidiary	21	0.0	—	—	38	0.0	—	—
Net income	$10,284	2.1%	$3,006	0.7%	$28,263	2.0%	$7,926	0.6%

AMR

	Three months		Three months		Nine months		Nine months
	ended		ended		ended		ended
	September 30,		September 30,		September 30,		September 30,
	2006		2005		2006		2005
		% of net		% of net		% of net		% of net
		revenue		revenue		revenue		revenue

Net revenue	$299,300	100.0%	$291,910	100.0%	$888,472	100.0%	$855,500	100.0%
Compensation and benefits	190,601	63.7	190,111	65.1	570,320	64.2	549,477	64.2
Operating expenses	71,132	23.8	58,752	20.1	190,259	21.4	166,247	19.4
Insurance expense	3,217	1.1	9,431	3.2	25,689	2.9	34,812	4.1
Selling, general and administrative expenses	9,766	3.3	10,951	3.8	29,098	3.3	30,219	3.5
Restructuring charges	267	0.1	—	—	1,186	0.1	—	—
Laidlaw compensation charges	—	—	—	—	—	—	5,858	0.7
EBITDA	24,317	8.1	22,665	7.8	71,920	8.1	68,887	8.1
Depreciation and amortization	13,571	4.5	12,082	4.1	39,232	4.4	34,945	4.1
Income from operations	$10,746	3.6%	$10,583	3.6%	$32,688	3.7%	$33,942	4.0%

EmCare

	Three months		Three months		Nine months		Nine months
	ended		ended		ended		ended
	September 30,		September 30,		September 30,		September 30,
	2006		2005		2006		2005
		% of net		% of net		% of net		% of net
		revenue		revenue		revenue		revenue

Net revenue	$186,397	100.0%	$164,335	100.0%	$544,800	100.0%	$475,222	100.0%
Compensation and benefits	142,805	76.6	129,181	78.6	420,060	77.1	376,309	79.2
Operating expenses	9,381	5.0	7,404	4.5	25,911	4.8	20,922	4.4
Insurance expense	8,894	4.8	11,617	7.1	28,533	5.2	33,338	7.0
Selling, general and administrative expenses	4,894	2.6	4,703	2.9	13,571	2.5	12,312	2.6
Laidlaw compensation charges	—	—	—	—	—	—	8,582	1.8
EBITDA	20,423	11.0	11,430	7.0	56,725	10.4	23,759	5.0
Depreciation and amortization	3,270	1.8	2,761	1.7	9,813	1.8	7,760	1.6
Income from operations	$17,153	9.2%	$8,669	5.3%	$46,912	8.6%	$15,999	3.4%

Three months ended September 30, 2006, compared to the three months ended September 30, 2005

Consolidated

Net revenue. For the three months ended September 30, 2006 we generated net revenue of $485.7 million, compared to net revenue of $456.2 million for the three months ended September 30, 2005, representing a 6.5% increase. The increase is attributable primarily to rate and volume increases on existing contracts and increased revenue from net new contracts at AMR and EmCare.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2006 was $16.8 million, or 3.5% of net revenue, compared to $14.8 million, or 3.3% of net revenue, for the three months ended September 30, 2005.  The increase is attributable to the composition and timing of capital expenditures.

Income from operations. Income from operations was $27.9 million, or 5.7% of net revenue, for the three months ended September 30, 2006 compared to $19.3 million, or 4.2% of net revenue, for the same period in 2005. The increase is attributable primarily to the net impact of revenue growth during the quarter and continued improvement in insurance claims costs.

Interest expense. Interest expense for the three months ended September 30, 2006 was $11.5 million compared to $12.8 million for the same period in 2005. The decrease relates to the repayment of approximately $99.1 million of our senior secured credit facility in December 2005 following our initial public offering and unscheduled repayments of $10.0 million and $9.4 million in May 2006 and July 2006, respectively, offset by rising interest rates.

Income tax expense. Income tax expense increased by $3.1 million for the three months ended September 30, 2006, compared to the same period in 2005, resulting primarily from increased operating income. Our effective tax rate for the period was 38.9%.

AMR

Net revenue. Net revenue for the three months ended September 30, 2006 was $299.3 million, an increase of $7.4 million, or 2.5%, from $291.9 million for the three months ended September 30, 2005.  The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 2.9% (4.6% excluding hurricane-related revenue recorded during the three months ended September 30, 2005).  Net revenue per weighted transport increased 3.6% due to revenue from our recently acquired fixed wing air transportation services business and from our Medicaid managed transportation business in Texas.  Net revenue per transport also increased approximately 1% due to rate increases in several markets partially offset by Medicare rate reductions and increases in our self-pay transport mix in certain markets.  The loss of a portion of AMR’s 9-1-1 contract with Los Angeles County resulted in a reduction of approximately 25,900 emergent transports and approximately $10.0 million in net revenue during the three months ended September 30, 2006 compared with the same period last year.  Excluding the impact of the Los Angeles County reduction, transport volume increased approximately 23,000 weighted transports, or 3.2%, compared with the same quarter last year.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2006 were $190.6 million, or 63.7% of net revenue, compared to $190.1 million, or 65.1% of net revenue, for the three months ended September 30, 2005. Ambulance unit hours decreased period over period by 1.3%, primarily due to the reduction in Los Angeles County volume, partially offset by ambulance transport volume growth in other areas, decreasing compensation costs by $1.3 million. Ambulance crew wages per ambulance unit hour increased by approximately 4.9%, or $5.1 million, principally from annual salary increases and increased overtime due to staffing shortages in certain markets.  Benefits costs decreased by $1.6 million for the three months ended September 30, 2006, or 1.3% as a percentage of salaries, compared to the same period last year, primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses. Operating expenses for the three months ended September 30, 2006 were $71.1 million, or 23.8% of net revenue, compared to $58.8 million, or 20.1% of net revenue, for the three months ended September 30, 2005. Operating expenses per weighted transport increased 21.6% in the three months ended September 30, 2006 compared to the same period in 2005. The change is due primarily to additional operating expenses incurred under our Texas Medicaid managed transportation contract and our recently acquired fixed wing transportation services business, which totaled $9.6 million for the three months ended September 30, 2006.  Fuel costs increased by $0.8 million and other operating costs, including medical supplies, occupancy and professional fees increased by $1.0 million.

Insurance expense. Insurance expense for the three months ended September 30, 2006 was $3.2 million, or 1.1% of net revenue, compared to $9.4 million, or 3.2% of net revenue, for the same period in 2005. The decrease is due to the continued improvement in current and prior year ultimate claims costs.  As a result, a reduction of prior year insurance provisions of $4.8 million was recorded during the quarter, compared to a $1.7 million reduction recorded during the same period last year.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended September 30, 2006 was $9.8 million, or 3.3% of net revenue, compared to $11.0 million, or 3.8% of net revenue, for the three months ended September 30, 2005. The decrease relates primarily to reductions in overall spending.

Restructuring charges. Restructuring charges of $0.3 million were recorded during the three months ended September 30, 2006, related to the re-alignment of certain billing offices.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2006 was $13.6 million, or 4.5% of net revenue, compared to $12.1 million, or 4.1% of net revenue, for the three months ended September 30, 2005. The increase as a percentage of net revenue is attributable to the composition and timing of capital expenditures.

EmCare

Net revenue. Net revenue for the three months ended September 30, 2006 was $186.4 million, an increase of $22.1 million, or 13.4%, from $164.3 million for the three months ended September 30, 2005. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following September 30, 2005, we added 20 net new contracts which accounted for a net revenue increase of $8.1 million for the three months ended September 30, 2006. Net revenue under our “same facility” contracts (contracts in existence for the entirety of both fiscal periods) increased $14.0 million in the three months ended September 30, 2006 due to a 8.0% increase in net revenue per patient visit and a 1.8% increase in patient visits.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2006 were $142.8 million, or 76.6% of net revenue, compared to $129.2 million, or 78.6% of net revenue, for the three months ended September 30, 2005. Increases are primarily from same facility provider compensation and benefits, which increased $7.0 million related to higher net patient revenue and a $6.0 million increase from net new contract additions.

Operating expenses. Operating expenses for the three months ended September 30, 2006 were $9.4 million, or 5.0% of net revenue, compared to $7.4 million, or 4.5% of net revenue, for the three months ended September 30, 2005. Operating expenses increased primarily due to additional off hours radiology coverage for new contracts and to professional fees related to Company initiatives.

Insurance expense. Professional liability insurance expense for the three months ended September 30, 2006 was $8.9 million, or 4.8% of net revenue, compared to $11.6 million, or 7.1% of net revenue, for the three months ended September 30, 2005. The decrease is due to continued improvement in ultimate claims costs.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended September 30, 2006 was $4.9 million, or 2.6% of net revenue, compared to $4.7 million, or 2.9% of net revenue, for the three months ended September 30, 2005.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2006 was $3.3 million, or 1.8% of net revenue, compared to $2.8 million, or 1.7% of net revenue, for the three months ended September 30, 2005. The increase as a percentage of net revenue is attributable to depreciation expense related to EmCare’s participation in Company-wide shared services initiatives.

Nine months ended September 30, 2006, compared to the nine months ended September 30, 2005

Consolidated

Net revenue. For the nine months ended September 30, 2006, we generated net revenue of $1,433.3 million, compared to net revenue of $1,330.7 million for the nine months ended September 30, 2005, representing a 7.7% increase. The increase is attributable primarily to rate and volume increases on existing contracts and increased revenue from net new contracts.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2006 was $49.0 million, or 3.4% of net revenue, compared to $42.7 million, or 3.2% of net revenue, for the nine months ended September 30, 2005. The increase is attributable to additional amortization expense on the contract intangible assets we recorded in connection with the acquisition and the composition and timing of capital expenditures.

Income from operations. Income from operations was $79.6 million, or 5.6% of net revenue, for the nine months ended September 30, 2006 compared to $49.9 million, or 3.8% of net revenue, for the same period in 2005. The increase is attributable primarily to the elimination of Laidlaw acquisition-related compensation charges, continued improvement in insurance claims costs and the net impact of revenue growth during the period.

Interest expense. Interest expense for the nine months ended September 30, 2006 was $34.3 million compared to $35.6 million for the same period in 2005. The decrease relates to the repayment of approximately $99.1 million of our senior secured credit facility in December 2005 following our initial public offering and unscheduled repayments of $10.0 million and $9.4 million in May 2006 and July 2006, respectively, offset by rising interest rates.

Income tax expense. Income tax expense increased by $11.4 million for the nine months ended September 30, 2006, compared to the same period in 2005, resulting primarily from increased operating income. The one month ended January 31,

2005 included one-time acquisition-related Laidlaw compensation charges which resulted in an operating loss for the month and an associated income tax benefit. Our effective tax rate for the period was 38.9%.

AMR

Net revenue. Net revenue for the nine months ended September 30, 2006 was $888.5 million, an increase of $33.0 million, or 3.9%, from $855.5 million for the nine months ended September 30, 2005. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 3.6% (4.1% excluding hurricane-related revenue recorded during the three months ended September 30, 2005).  Net revenue per weighted transport increased 1.3% due to revenue from our recently acquired fixed wing air transportation services business and from our Medicaid managed transportation business in Texas.  Net revenue per transport also increased due to rate increases in several markets partially offset by Medicare rate reductions and increase in our self-pay transport mix in certain markets.  The loss of a portion of AMR’s 9-1-1 contract with Los Angeles County resulted in a reduction of approximately 34,500 emergent transports and approximately $13.4 million in net revenue during the nine months ended September 30, 2006 compared with the same period last year. Excluding the impact of the Los Angeles County reduction, ambulance transport volume increased 2.0%, offset by a 5.2% decrease in wheelchair transports for planned reductions in certain markets, resulting in an increase of approximately 40,600 weighted transports compared with the same period last year.

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2006 were $570.3 million, or 64.2% of net revenue, compared to $549.5 million, or 64.2% of net revenue, for the nine months ended September 30, 2005. Ambulance unit hours increased period over period by 1.0%, primarily due contractual deployment changes, partially offset by the reduction in Los Angeles County volumes, increasing compensation costs by $3.2 million. Ambulance crew wages per ambulance unit hour increased by approximately 5.4%, or $16.4 million principally from annual salary increases and increased overtime due to staffing shortages in certain markets.  Benefits costs increased by $0.9 million for the nine months ended September 30, 2006, but decreased 0.7% as a percentage of salaries compared to the same period last year primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses. Operating expenses for the nine months ended September 30, 2006 were $190.3 million, or 21.4% of net revenue, compared to $166.2 million, or 19.4% of net revenue, for the nine months ended September 30, 2005. Operating expenses per weighted transport increased 14.1% in the nine months ended September 30, 2006 compared to the same period in 2005. The change is due to additional operating expenses incurred with our Texas Medicaid managed transportation contract and our recently acquired fixed wing transportation services business, which amounted to $10.2 million for the nine months ended September 30, 2006.  Fuel costs increased by $4.1 million and other operating costs, including medical supplies, occupancy and professional fees increased by $4.9 million.

Insurance expense. Insurance expense for the nine months ended September 30, 2006 was $25.7 million, or 2.9% of net revenue, compared to $34.8 million, or 4.1% of net revenue, for the same period in 2005.  The decrease is due to the continued improvement in current and prior year ultimate claims costs.  As a result, a reduction of prior year insurance provisions of $8.8 million was recorded during the nine months ended September 30, 2006, compared to a $4.2 million reduction recorded during the same period last year.

Selling, general and administrative expenses. Selling, general and administrative expense for the nine months ended September 30, 2006 was $29.1 million, or 3.3% of net revenue, compared to $30.2 million, or 3.5% of net revenue, for the nine months ended September 30, 2005.  The decrease relates primarily to reductions in overall spending.

Restructuring charges. Restructuring charges of $1.2 million were recorded during the nine months ended September 30, 2006, related to the re-alignment of certain billing offices and to the re-alignment of certain west coast operations.

Laidlaw compensation charges. AMR did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. The nine months ended September 30, 2005 includes $5.9 million, or 0.7% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2006, was $39.2 million, or 4.4% of net revenue, compared to $34.9 million, or 4.1% of net revenue, for the nine months ended September 30, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense related to the contract intangible asset we recorded in connection with the acquisition and the composition and timing of capital expenditures.

EmCare

Net revenue. Net revenue for the nine months ended September 30, 2006 was $544.8 million, an increase of $69.6 million, or 14.6%, from $475.2 million for the nine months ended September 30, 2005. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following September 30, 2005, we added 37 net new contracts which accounted for a net revenue increase of $28.7 million for the nine months ended September 30, 2006. Net revenue under our “same facility” contracts (contracts in existence for the entirety of both fiscal periods) increased $40.9 million in the nine months ended September 30, 2006 due to a 3.7% increase in patient visits and a 7.1% increase in net revenue per patient visit.

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2006 were $420.1 million, or 77.1% of net revenue, compared to $376.3 million, or 79.2% of net revenue, for the nine months ended September 30, 2005. Increases are primarily from same facility provider compensation and benefits, which increased $20.6 million as a result of increased patient volume and higher net patient revenue, and a $17.4 million increase from net new contract additions.

Operating expenses. Operating expenses for the nine months ended September 30, 2006 were $25.9 million, or 4.8% of net revenue, compared to $20.9 million, or 4.4% of net revenue, for the nine months ended September 30, 2005. Operating expenses increased due to additional off hours radiology coverage for new contracts and due to professional fees related to Company initiatives.

Insurance expense. Professional liability insurance expense for the nine months ended September 30, 2006 was $28.5 million, or 5.2% of net revenue, compared to $33.3 million, or 7.0% of net revenue, for the nine months ended September 30, 2005.  The decrease is due to the continued improvement in current and prior year ultimate claims costs.  As a result, a reduction of prior year insurance provisions of $1.4 million was recorded during the nine months ended September 30, 2006.

Selling, general and administrative expenses. Selling, general and administrative expense for the nine months ended September 30, 2006 was $13.6 million, or 2.5% of net revenue, compared to $12.3 million, or 2.6% of net revenue, for the nine months ended September 30, 2005.

Laidlaw compensation charges. EmCare did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. The nine months ended September 30, 2005 includes $8.6 million, or 1.8% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2006 was $9.8 million, or 1.8% of net revenue, compared to $7.8 million, or 1.6% of net revenue, for the nine months ended September 30, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense from the contract intangible asset we recorded in connection with the acquisition, as well as depreciation expense related to EmCare’s participation in Company-wide shared services initiatives.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein. As of September 30, 2006, there were no significant changes in our critical accounting policies or estimation procedures.

Liquidity and Capital Resources

We believe our cash and cash equivalents of $22.5 million at September 30, 2006, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding (which totaled $29.9 million at September 30, 2006). Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

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

Cash flow provided by (used in):	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Operating activities	$123,594	$95,995
Investing activities	(87,614)	(902,819)
Financing activities	$(31,564)	$813,074

Cash Flow

Operating activities. Operating cash flows for the nine months ended September 30, 2006 were $123.6 million, compared to $96.0 million for the same nine month period last year.  Operating cash flows were positively affected by increased net income, utilization of deferred tax assets, changes in accounts receivable and timing differences on insurance premium payments and interest payments.  Changes in working capital contributed $16.3 million for the nine months ended September 30, 2006, which included a $4.8 million decrease in accounts receivable, and a $13.8 million increase in accounts payable and accrued liabilities.  Working capital was also reduced in the 2006 period by a net payment of approximately $6.1 million pursuant to a settlement agreement with the Department of Justice.  Working capital contributions to operating cash flow were $11.2 million for the nine months ended September 30, 2005 including an increase in accrued liabilities of $31.0 million, primarily due to an increase in accrued interest, offset in part by an increase in accounts receivable of $16.0 million.

Investing activities. Net cash used in investing activities was $87.6 million for the nine months ended September 30, 2006, compared to $902.8 million for the same period in 2005. The $815.2 million decrease is attributable principally to our net cash outflows of $828.8 million to purchase AMR and EmCare from Laidlaw in February 2005. Net cash used in investing activities during the nine months ended September 30, 2006 relates primarily to capital expenditures for the purchase of new vehicles, medical equipment and technology-related assets, which totaled $43.3 million, and a $31.8 million change in net investments to fund insurance-related obligations.  Cash used to acquire businesses totaled $11.6 million for the nine months ended September 30, 2006.

Financing activities. For the nine months ended September 30, 2006, net cash used in financing activities was $31.6 million compared to net cash provided by financing activities of $813.1 million for the nine months ended September 30, 2005. The $844.7 million decrease is attributable principally to borrowings under our senior secured credit facility of $350.0 million, our issuance of $250.0 million principal amount of our senior subordinated notes, and equity proceeds of $222.7 million in connection with our acquisition of AMR and EmCare in the 2005 period. We made unscheduled payments of $10 million of the senior secured credit facility in May 2006 and $9.4 million in July 2006 and repaid outstanding borrowings of $20.2 million of the revolving credit facilities in the nine month period ended September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate related exposure.

As of September 30, 2006, we had $481.5 million of debt, of which $227.0 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. Over the past twelve months, prime and LIBOR interest rates have increased by approximately 1.5% and 1.3%, respectively. Changes to these interest rates may continue to occur. Increases and decreases in interest rates affect our interest costs for our variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.3 million per year based on our outstanding indebtedness at September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006

ITEM 1. LEGAL PROCEEDINGS

As referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, during the first quarter of fiscal 2004 we were advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute.  We negotiated a settlement with the government pursuant to which we paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002.  In connection with the settlement, we entered into a Corporate Integrity Agreement (“CIA”) which will be effective for a period of five years beginning September 12, 2006.  Pursuant to the CIA, we are required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; contractual safeguards nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events.   Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw shared responsibility for the settlement amount and certain of the costs associated with the CIA.

For additional information regarding legal proceedings, please refer to note 5, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein and to our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in the Company’s Quarterly Report for the quarter ended June 30, 2006.

If we fail to comply with the terms of our settlement agreements with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

In the last six years, we have entered into five settlement agreements with the United States government. In June 2002, one of our subsidiaries, AMR of Massachusetts, entered into a settlement agreement to resolve a number of allegations, including allegations related to billing and documentation practices. In February 2003, another subsidiary, AMR of South Dakota, entered into a settlement agreement to resolve allegations that it incorrectly billed for transports performed by other providers when an AMR paramedic accompanied the patient during transport, and that it billed for certain non-emergency transports using emergency codes. In July 2004, our subsidiary, American Medical Response West, entered into a settlement agreement in connection with billing matters related to emergency transports and specialized services. In August 2004, AMR entered into a settlement agreement on behalf of a subsidiary, Regional Emergency Services LP, or RES, to resolve allegations of violations of the False Claims Act by RES and a hospital system based on the absence of certificates of medical necessity and other non-compliant billing practices.  In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the federal Anti-Kickback Statute.

As part of the settlement AMR West entered into with the government, we entered into a Corporate Integrity Agreement, or CIA, which is still in effect.  Pursuant to this CIA, we are required to establish and maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee, review by an independent review organization, and reporting of overpayments and other “reportable events.”  In connection with the September 2006 settlement for AMR, we also became required to maintain a compliance program which includes the training of employees and contractual safeguards nationwide (including tracking of contractual arrangements in Texas.)  AMR of Massachusetts entered into a CIA in connection with its June 2002 settlement, the term of which has expired.

We cannot assure you that the CIAs or the compliance program we initiated has prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute, and we recently entered into a settlement for alleged violations of that statute.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” potentially includes discounts and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.

In 1999, the Office of Inspector General of the Department of Health and Human Services, or the OIG, issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing home and hospital) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute, and we entered into a settlement with the government to resolve these allegations and entered into a CIA.

There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames.   If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA.

In addition to AMR’s contracts with healthcare facilities, other marketing practices or transactions entered into by AMR and EmCare may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

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

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2006.

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