Form 10-Q
period 2007-06-30
Emergency Medical Services CORP; Emergency Medical Services L.P.
filed 2007-08-09
CIK 1344154, 1334544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐                                      Accelerated filer  ☒                                                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes  ☐  No  ☒

Shares of class A common stock outstanding at August 3, 2007 – 9,288,848; shares of class B common stock outstanding at August 3, 2007 – 142,545; LP exchangeable units outstanding at August 3, 2007 – 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2007

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2007

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenue	$516,712	$478,451	$1,040,031	$947,575
Compensation and benefits	357,309	330,927	712,241	656,974
Operating expenses	76,262	69,203	156,258	135,657
Insurance expense	17,476	20,566	37,777	44,796
Selling, general and administrative expenses	14,901	13,170	28,206	28,009
Depreciation and amortization expense	17,577	16,360	34,356	32,204
Restructuring charges	—	919	2,242	919
Income from operations	33,187	27,306	68,951	49,016
Interest income from restricted assets	1,660	1,362	3,375	2,685
Interest expense	(11,395)	(11,445)	(22,629)	(22,737)
Realized gain (loss) on investments	22	(306)	59	(525)
Interest and other income	532	780	1,189	1,132
Loss on early debt extinguishment	—	(193)	—	(193)
Income before income taxes and equity in earnings of unconsolidated subsidiary	24,006	17,504	50,945	29,378
Income tax expense	(9,012)	(6,788)	(19,474)	(11,416)
Income before equity in earnings of unconsolidated subsidiary	14,994	10,716	31,471	17,962
Equity in earnings of unconsolidated subsidiary	101	2	255	17
Net income	15,095	10,718	31,726	17,979
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	(723)	111	(425)	(459)
Comprehensive income	$14,372	$10,829	$31,301	$17,520

Basic earnings per common share	$0.36	$0.26	$0.76	$0.43
Diluted earnings per common share	$0.35	$0.25	$0.74	$0.42
Weighted average common shares outstanding, basic	41,544,901	41,497,245	41,533,093	41,497,238
Weighted average common shares outstanding, diluted	43,211,661	42,356,192	43,120,416	42,377,804

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,484	$39,336
Insurance collateral	52,974	29,724
Trade and other accounts receivable, net	481,123	416,450
Parts and supplies inventory	18,403	18,089
Prepaids and other current assets	19,987	16,417
Current deferred tax assets	46,305	12,473
Total current assets	648,276	532,489
Non-current assets:
Property, plant and equipment, net	150,420	147,162
Intangible assets, net	63,265	66,789
Non-current deferred tax assets	98,006	103,370
Insurance collateral	142,772	163,300
Goodwill	273,763	272,328
Other long-term assets	28,884	32,779
Total assets	$1,405,386	$1,318,217
Liabilities and Equity
Current liabilities:
Accounts payable	$69,513	$65,172
Accrued liabilities	226,032	231,631
Current portion of long-term debt	4,641	4,159
Total current liabilities	300,186	300,962
Long-term debt	480,481	475,616
Insurance reserves and other long-term liabilities	205,890	155,599
Total liabilities	986,557	932,177
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,288,848 and 9,262,853 issued and outstanding in 2007 and 2006, respectively)	93	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2007 and 2006)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2007 and 2006)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2007 and 2006)	212,361	212,361
Additional paid-in capital	115,959	114,471
Retained earnings	90,864	59,138
Accumulated other comprehensive loss	(449)	(24)
Total equity	418,829	386,040
Total liabilities and equity	$1,405,386	$1,318,217

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six months ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$31,726	$17,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,376	33,270
Gain on disposal of property, plant and equipment	(181)	(717)
Equity-based compensation expense	800	629
Equity in earnings of unconsolidated subsidiary	(255)	(17)
Loss on early debt extinguishment	—	193
Dividends received	416	—
Deferred income taxes	19,050	11,033
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(63,934)	31,881
Parts and supplies inventory	(314)	(164)
Prepaids and other current assets	(3,570)	(6,077)
Accounts payable and accrued liabilities	162	15,418
Insurance accruals	4	8,987
Net cash provided by operating activities	19,280	112,415
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(22,743)	(28,555)
Proceeds from sale of property, plant and equipment	291	259
Acquisition of businesses, net of cash received	(477)	(840)
Insurance collateral	(3,033)	(12,515)
Other investing activities	2,715	(194)
Net cash used in investing activities	(23,247)	(41,845)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	249	—
EMSC equity issuance costs	—	(912)
Repayments of capital lease obligations and other debt	(3,391)	(13,923)
Increase in bank overdrafts	(2,743)	(4,123)
Net cash used in financing activities	(5,885)	(18,958)
Change in cash and cash equivalents	(9,852)	51,612
Cash and cash equivalents, beginning of period	39,336	18,048
Cash and cash equivalents, end of period	$29,484	$69,660

Non-cash Activities
Re-financing of equipment under existing capital lease	$8,038	$—

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.             General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and six months ended June 30, 2007 and 2006, the Company expensed $250 and $500, respectively, in respect of this fee.

Starting in the periods ended June 30, 2007, the Company reclassified income earned on insurance related assets as Interest Income from Restricted Assets in the accompanying consolidated statements of operations and comprehensive income; such income was previously reported as a component of insurance expense.

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

The Company’s most recent actuarial valuation was completed in June 2007. As a result of this actuarial valuation, in the three and six months ended June 30, 2007 the Company recorded reductions in its provision for insurance liabilities of approximately $8.7 million and $13.8 million, respectively, related to its reserves for losses in prior years.  In the three months ended June 30, 2006, the Company recorded a reduction in its provision for insurance liabilities of approximately $5.0 million as a result of an actuarial valuation completed in June 2006.

The long-term portion of insurance reserves was $148.9 million and $150.0 million as of June 30, 2007 and December 31, 2006, respectively.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	42.2%	41.8%	42.3%	42.5%
Provision for uncompensated care	20.1%	20.1%	19.8%	19.2%
After contractual discounts	34.8%	34.6%	34.3%	33.4%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.  Retroactive adjustments recorded in the second quarter, which increased revenue, were 1.7% of consolidated net revenue for the three months ended June 30, 2007 compared to 1.0% of consolidated net revenue for the three months ended June 30, 2006.  Retroactive adjustments recorded in the six month period ended June 30, 2007, which increased revenue, were 2.0% of consolidated net revenue compared to

1.0% of consolidated net revenue for the six months ended June 30, 2006.

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

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the recognition and disclosure provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

As a result of the implementation of FIN 48 at January 1, 2007, the Company recorded a $49.0 million liability with an offsetting increase to net current deferred tax assets.

In accordance with the Company’s accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, the Company recorded a liability of approximately $4.8 million and $6.1 million for interest and penalties, respectively.  The liability for interest and penalties did not materially change as of June 30, 2007.

With limited exception, the Company is no longer subject to U.S. federal, state, and local income tax audits by taxing authorities for years through 2002.

3.             Accrued Liabilities

Accrued liabilities were as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accrued wages and benefits	$73,391	$71,578
Accrued paid time-off	23,413	22,816
Current portion of self-insurance reserves	58,819	57,596
Accrued restructuring	2,723	5,738
Current portion of compliance and legal	3,872	4,910
Accrued billing and collection fees	5,035	5,085
Accrued profit sharing	17,863	19,695
Accrued interest	11,682	11,810
Other	29,234	32,403
Total accrued liabilities	$226,032	$231,631

4.             Long-Term Debt

Long-term debt consisted of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Senior subordinated notes due 2015 (10%)	$250,000	$250,000
Senior secured term loan due 2012 (7.36% at June 30, 2007)	225,320	226,472
Notes due at various dates from 2007 to 2022 with interest rates from 6% to 10%	2,426	1,856
Capital lease obligations due at various dates from 2007 to 2010 (see note 5)	7,376	1,447
	485,122	479,775
Less current portion	(4,641)	(4,159)
Total long-term debt	$480,481	$475,616

5.             Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles under a capital lease and during the first quarter of 2007 extended the terms of this capital lease for an additional three years. Assets under capital lease are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the leased vehicles.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the proceedings described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that the Company’s Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements.   On December 10, 2006, AMR paid the $1.8 million in alleged overpayments.  However, the Company disagrees with the OIG’s finding and has filed an administrative appeal. If AMR is successful in the administrative appeal the Company may be entitled to repayment of all or part of the $1.8 million.

Other Legal Matters

On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County.  The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted.  The court has certified a class in this case, but the size and membership of the class has not been determined.  At this time, AMR does not believe that any incorrect billings are material in amount.

EmCare entered into a settlement agreement with respect to June Belt, et. al. v. EmCare, Inc. et. al. brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act.  The suit was filed on February 25, 2003 in the Eastern District of Texas.  Pursuant to the settlement agreement, EmCare paid $1.7 million during the first quarter of 2007 in satisfaction of all claims in the lawsuit.

AMR and the City of Stockton, California, are parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The suit was filed on June 28, 2005, in the United States District Court for the Eastern District of California. The parties were unable to agree on the final terms of a joint bid. AMR has been awarded the San Joaquin contract. While we are unable at this time to estimate the amount of potential damages, we believe that Stockton may claim as damages a portion of our profit on the contract or the profit Stockton might have realized had the joint venture proceeded.

6.             Restructuring Charges

The Company restructured certain billing functions of AMR and operations in the Los Angeles, California market during the first quarter of 2007 and recorded a restructuring charge of $2.2 million.  This restructuring charge included $0.2 million in lease termination and exit costs and $2.0 million related to termination benefits.

7.             Equity Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method.  The stock options are valued using the Black-Scholes valuation method on the date of grant.

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $300 for each of the three months ended June 30, 2007 and 2006 and $600 for each of the six months ended June 30, 2007 and 2006.

In June 2006, the Board of Directors of the Company adopted an equity compensation program for non-employee directors of the Company, other than the Chair of the Compliance Committee (“Directors’ Plan”), which was subsequently approved by the stockholders of the Company in May 2007. Non-employee directors were granted 8,000 Restricted Stock Units (“RSUs”) on June 1, 2006, each RSU representing one share of the Company’s class A common stock. Immediately following each annual stockholder meeting, each non-employee director will receive a grant of RSUs having a fair market value of $100 on the date of grant, based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date. The Directors’ Plan allows directors to defer income from the grant of RSUs. The RSUs vest immediately prior to the election of directors at the next following annual stockholder meeting, and will be paid in shares of the Company’s class A common stock (one share for each RSU). Each non-employee director (other than the Chair of the Compliance Committee) is also entitled to an annual cash retainer of $50 to be paid in four quarterly installments. In connection with this plan, the Company expensed $100 and $200 in the three and six months ended June 30, 2007, respectively.

On April 7, 2007, the Board of Directors of the Company approved the adoption of the EMSC Long-Term Incentive Plan (the “Plan”), subject to stockholder approval. The stockholders of EMSC approved the Plan at the Company’s 2007 Annual Meeting in May 2007.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.  No future grants will be made under the Company’s previous Equity Option Plan referred to above.  On June 14, 2007, the Board of Directors of the Company granted 20,000 shares of restricted stock pursuant to the Plan, which shares vest ratably over a period of three years.  In addition, certain performance measures must be met for 50% of the shares to vest.

8.             Segment Information

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

Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, interest income from restricted assets and depreciation and amortization (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The accounting policies for reported segments are the same as for the Company as a whole.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Healthcare Transportation Services
Revenue	$295,304	$293,860	$603,412	$589,172
Segment Adjusted EBITDA	23,364	24,444	48,309	47,603
Emergency Management Services
Revenue	221,408	184,591	436,619	358,403
Segment Adjusted EBITDA	29,060	20,584	58,373	36,302
Total
Total revenue	516,712	478,451	1,040,031	947,575
Total Adjusted EBITDA	52,424	45,028	106,682	83,905
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$52,424	$45,028	$106,682	$83,905
Depreciation and amortization expense	(17,577)	(16,360)	(34,356)	(32,204)
Interest expense	(11,395)	(11,445)	(22,629)	(22,737)
Realized gain (loss) on investments	22	(306)	59	(525)
Interest and other income	532	780	1,189	1,132
Loss on early debt extinguishment	—	(193)	—	(193)
Income tax expense	(9,012)	(6,788)	(19,474)	(11,416)
Equity in earnings of unconsolidated subsidiary	101	2	255	17
Net income	$15,095	$10,718	$31,726	$17,979

9.             Guarantors of Debt

EMS LP financed the acquisition of AMR and EmCare in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under its senior secured credit facility. Its wholly-owned subsidiaries, AMR HoldCo, Inc. (f/k/a EMSC Management, Inc.) and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the senior secured credit facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the senior secured credit facility include a full, unconditional and joint and several guarantee by EMSC, EMS LP and EMSC’s domestic subsidiaries. The senior subordinated notes and senior secured credit facility do not include a guarantee by the Company’s captive insurance subsidiary. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and senior secured credit facility described above are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating and combining financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Consolidating Statement of Operations

For the three months ended June 30, 2007

	EMSC	EMSLP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$516,712	$6,867	$(6,867)	$516,712
Compensation and benefits	—	—	—	—	357,309	—	—	357,309
Operating expenses	—	—	—	—	76,262	—	—	76,262
Insurance expense	—	—	—	—	17,454	6,889	(6,867)	17,476
Selling, general and administrative expenses	—	—	—	—	14,901	—	—	14,901
Depreciation and amortization expense	—	—	—	—	17,577	—	—	17,577
Income from operations	—	—	—	—	33,209	(22)	—	33,187
Interest income from restricted assets	—	—	—	—	1,660	—	—	1,660
Interest expense	—	—	—	—	(11,395)	—	—	(11,395)
Realized gain on investments	—	—	—	—	—	22	—	22
Interest and other income	—	—	—	—	532	—	—	532
Income before income taxes	—	—	—	—	24,006	—	—	24,006
Income tax expense	—	—	—	—	(9,012)	—	—	(9,012)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	14,994	—	—	14,994
Equity in earnings of unconsolidated subsidiaries	15,095	15,095	2,050	13,045	101	—	(45,285)	101
Net income	$15,095	$15,095	$2,050	$13,045	$15,095	$—	$(45,285)	$15,095

Consolidating Statement of Operations

For the three months ended June 30, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$478,451	$9,440	$(9,440)	$478,451
Compensation and benefits	—	—	—	—	330,927	—	—	330,927
Operating expenses	—	—	—	—	69,203	—	—	69,203
Insurance expense	—	—	—	—	20,872	9,134	(9,440)	20,566
Selling, general and administrative expenses	—	—	—	—	13,170	—	—	13,170
Depreciation and amortization expense	—	—	—	—	16,360	—	—	16,360
Restructuring charge	—	—	—	—	919	—	—	919
Income from operations	—	—	—	—	27,000	306	—	27,306
Interest income from restricted assets	—	—	—	—	1,362	—	—	1,362
Interest expense	—	—	—	—	(11,445)	—	—	(11,445)
Realized loss on investments	—	—	—	—	—	(306)	—	(306)
Interest and other income	—	—	—	—	780	—	—	780
Loss on early debt extinguishment	—	—	—	—	(193)	—	—	(193)
Income before income taxes	—	—	—	—	17,504	—	—	17,504
Income tax expense	—	—	—	—	(6,788)	—	—	(6,788)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	10,716	—	—	10,716
Equity in earnings of unconsolidated subsidiaries	10,718	10,718	3,222	7,496	2	—	(32,154)	2
Net income	$10,718	$10,718	$3,222	$7,496	$10,718	$—	$(32,154)	$10,718

Consolidating Statement of Operations

For the six months ended June 30, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,040,031	$15,507	$(15,507)	$1,040,031
Compensation and benefits	—	—	—	—	712,241	—	—	712,241
Operating expenses	—	—	—	—	156,258	—	—	156,258
Insurance expense	—	—	—	—	37,718	15,566	(15,507)	37,777
Selling, general and administrative expenses	—	—	—	—	28,206	—	—	28,206
Depreciation and amortization expense	—	—	—	—	34,356	—	—	34,356
Restructuring charge	—	—	—	—	2,242	—	—	2,242
Income from operations	—	—	—	—	69,010	(59)	—	68,951
Interest income from restricted assets	—	—	—	—	3,375	—	—	3,375
Interest expense	—	—	—	—	(22,629)	—	—	(22,629)
Realized gain on investments	—	—	—	—	—	59	—	59
Interest and other income	—	—	—	—	1,189	—	—	1,189
Income before income taxes	—	—	—	—	50,945	—	—	50,945
Income tax expense	—	—	—	—	(19,474)	—	—	(19,474)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	31,471	—	—	31,471
Equity in earnings of unconsolidated subsidiaries	31,726	31,726	4,876	26,850	255	—	(95,178)	255
Net income	$31,726	$31,726	$4,876	$26,850	$31,726	$—	$(95,178)	$31,726

Consolidating Statement of Operations

For the six months ended June 30, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$947,575	$19,305	$(19,305)	$947,575
Compensation and benefits	—	—	—	—	656,974	—	—	656,974
Operating expenses	—	—	—	—	135,657	—	—	135,657
Insurance expense	—	—	—	—	45,321	18,780	(19,305)	44,796
Selling, general and administrative expenses	—	—	—	—	28,009	—	—	28,009
Depreciation and amortization expense	—	—	—	—	32,204	—	—	32,204
Restructuring charge	—	—	—	—	919	—	—	919
Income from operations	—	—	—	—	48,491	525	—	49,016
Interest income from restricted assets	—	—	—	—	2,685	—	—	2,685
Interest expense	—	—	—	—	(22,737)	—	—	(22,737)
Realized loss on investments	—	—	—	—	—	(525)	—	(525)
Interest and other income	—	—	—	—	1,132	—	—	1,132
Loss on early debt extinguishment	—	—	—	—	(193)	—	—	(193)
Income before income taxes	—	—	—	—	29,378	—	—	29,378
Income tax expense	—	—	—	—	(11,416)	—	—	(11,416)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	17,962	—	—	17,962
Equity in earnings of unconsolidated subsidiaries	17,979	17,979	5,351	12,628	17	—	(53,937)	17
Net income	$17,979	$17,979	$5,351	$12,628	$17,979	$—	$(53,937)	$17,979

Consolidating Balance Sheet

As of June 30, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$29,321	$163	$—	$29,484
Insurance collateral	—	—	—	—	26,214	44,408	(17,648)	52,974
Trade and other accounts receivable, net	—	—	—	—	480,032	1,091	—	481,123
Parts and supplies inventory	—	—	—	—	18,403	—	—	18,403
Other current assets	—	—	—	—	17,154	3,074	(241)	19,987
Current deferred tax assets	—	—	—	—	43,142	3,163	—	46,305
Current assets	—	—	—	—	614,266	51,899	(17,889)	648,276
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	150,420	—	—	150,420
Intercompany receivable	2,653	113,400	282,540	193,064	—	—	(591,657)	—
Intangible assets, net	—	—	—	—	63,265	—	—	63,265
Non-current deferred tax assets	—	—	—	—	99,137	(1,131)	—	98,006
Insurance collateral	—	—	—	—	57,262	85,510	—	142,772
Goodwill	—	—	—	—	273,305	458	—	273,763
Other long-term assets	—	—	7,856	3,555	17,473	—	—	28,884
Investment and advances in subsidiaries	416,176	302,776	211,845	90,917	6,271	—	(1,027,985)	—
Assets	$418,829	$416,176	$502,241	$287,536	$1,281,399	$136,736	$(1,637,531)	$1,405,386
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$69,397	$116	$—	$69,513
Accrued liabilities	—	—	6,426	5,256	183,776	30,574	—	226,032
Current portion of long-term debt	—	—	1,656	744	2,241	—	—	4,641
Current liabilities	—	—	8,082	6,000	255,414	30,690	—	300,186
Long-term debt	—	—	282,314	190,605	7,562	—	—	480,481
Other long-term liabilities	—	—	—	—	124,004	99,775	(17,889)	205,890
Intercompany	—	—	—	—	591,657	—	(591,657)	—
Liabilities	—	—	290,396	196,605	978,637	130,465	(609,546)	986,557
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	115,959	—	—	—	—	6,690	(6,690)	115,959
Retained earnings	90,864	90,864	22,451	68,413	90,850	—	(272,578)	90,864
Comprehensive income (loss)	(449)	(449)	—	(449)	(449)	(449)	1,796	(449)
Equity	418,829	416,176	211,845	90,931	302,762	6,271	(1,027,985)	418,829
Liabilities and Equity	$418,829	$416,176	$502,241	$287,536	$1,281,399	$136,736	$(1,637,531)	$1,405,386

Consolidating Balance Sheet

As of December 31, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$39,329	$7	$—	$39,336
Insurance collateral	—	—	—	—	24,912	4,812	—	29,724
Trade and other accounts receivable, net	—	—	—	—	415,290	1,160	—	416,450
Parts and supplies inventory	—	—	—	—	18,089	—	—	18,089
Other current assets	—	—	—	—	16,972	394	(949)	16,417
Current deferred tax assets	—	—	—	—	9,310	3,163	—	12,473
Current assets	—	—	—	—	523,902	9,536	(949)	532,489
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	147,162	—	—	147,162
Intercompany receivable	400	114,165	282,691	193,177	—	—	(590,433)	—
Intangible assets, net	—	—	—	—	66,789	—	—	66,789
Non-current deferred tax assets	—	—	—	—	104,501	(1,131)	—	103,370
Insurance collateral	—	—	—	—	59,599	103,701	—	163,300
Goodwill	—	—	—	—	271,870	458	—	272,328
Other long-term assets	—	—	8,590	3,838	20,351	—	—	32,779
Investment and advances in subsidiaries	385,640	271,475	206,969	64,492	6,696	—	(935,272)	—
Assets	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$65,172	$—	$—	$65,172
Accrued liabilities	—	—	6,515	5,295	192,501	27,320	—	231,631
Current portion of long-term debt	—	—	1,656	744	1,759	—	—	4,159
Current liabilities	—	—	8,171	6,039	259,432	27,320	—	300,962
Long-term debt	—	—	283,110	190,962	1,544	—	—	475,616
Other long-term liabilities	—	—	—	—	78,000	78,548	(949)	155,599
Intercompany	—	—	—	—	590,433	—	(590,433)	—
Liabilities	—	—	291,281	197,001	929,409	105,868	(591,382)	932,177
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	326,526	189,394	22,967	212,361	—	(751,248)	212,361
Additional paid-in capital	114,471	—	—	—	—	6,690	(6,690)	114,471
Retained earnings	59,138	59,138	17,575	41,563	59,124	—	(177,400)	59,138
Comprehensive income (loss)	(24)	(24)	—	(24)	(24)	(24)	96	(24)
Equity	386,040	385,640	206,969	64,506	271,461	6,696	(935,272)	386,040
Liabilities and Equity	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2007

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$14,956	$4,324	$19,280
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(22,743)	—	(22,743)
Proceeds from sale of property, plant and equipment	—	—	—	—	291	—	291
Acquisition of businesses, net of cash received	—	—	—	—	(477)		(477)
Insurance collateral	—	—	—	—	1,135	(4,168)	(3,033)
Net change in deposits and other assets	—	—	—	—	2,715	—	2,715
Net cash used in investing activities	—	—	—	—	(19,079)	(4,168)	(23,247)
Cash Flows from Financing Activities
Issuance of EMSC equity	249	—	—	—	—	—	249
Repayments of capital lease obligations and other debt	—	—	—	—	(3,391)	—	(3,391)
Net intercompany borrowings (payments)	(249)	—	—	—	249	—	—
Increase in bank overdrafts	—	—	—	—	(2,743)	—	(2,743)
Net cash used in financing activities	—	—	—	—	(5,885)	—	(5,885)
Increase in cash and cash equivalents	—	—	—	—	(10,008)	156	(9,852)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336
Cash and cash equivalents, end of period	$—	$—	$—	$—	$29,321	$163	$29,484

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2006

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$103,167	$9,248	$112,415
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(28,555)	—	(28,555)
Proceeds from sale of property, plant and equipment	—	—	—	—	259	—	259
Acquisition of business	—	—	—	—	(840)	—	(840)
Insurance collateral	—	—	—	—	(3,264)	(9,251)	(12,515)
Net change in deposits and other assets	—	—	—	—	(194)	—	(194)
Net cash used in investing activities	—	—	—	—	(32,594)	(9,251)	(41,845)
Cash Flows from Financing Activities
EMSC equity issuance costs	(912)	—	—	—	—	—	(912)
Repayments of capital lease obligations and other debt	—	—	—	—	(13,923)	—	(13,923)
Net intercompany borrowings (payments)	912	—	—	—	(912)	—	—
Decrease in bank overdrafts	—	—	—	—	(4,123)	—	(4,123)
Net cash used in financing activities	—	—	—	—	(18,958)	—	(18,958)
Increase in cash and cash equivalents	—	—	—	—	51,615	(3)	51,612
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048
Cash and cash equivalents, end of period	$—	$—	$—	$—	$69,616	$44	$69,660

10.        Subsequent Events

The Company completed two acquisitions in July 2007 for approximately $71 million.  The acquisition of MedicWest Ambulance based in North Las Vegas, Nevada was completed on July 18, 2007 and the acquisition of Abbott Ambulance, Inc. based in St. Louis, Missouri was completed on July 20, 2007.  The Company is in the process of performing its allocation of the purchase price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2007.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of ambulance transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States.

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. For the six months ended June 30, 2007, approximately 55% of AMR’s net revenue was generated from emergency 9-1-1 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 32% of AMR’s net revenue for the same period, with the balance generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

EmCare

Over its more than 30 years of operating history, EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups.

Recent Developments

On January 1, 2007, we adopted the recognition and disclosure provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, EMSC may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

As a result of the implementation of FIN 48 at January 1, 2007, we recorded a $49.0 million liability with an offsetting increase to current deferred tax assets.

In accordance with our accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, we recorded a liability of approximately $4.8 million and $6.1 million for interest and penalties, respectively.  The liability for interest and penalties did not materially change as of June 30, 2007.

With limited exception, we are no longer subject to U.S. federal, state, and local income tax audits by taxing authorities for years through 2002.

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

AMR

Approximately 87% of AMR’s net revenue for the six months ended June 30, 2007 was transport revenue derived from the treatment and transportation of patients based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2007 approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 74% was generated from billings to third party payors and patients for patient visits and approximately 26% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

The change from period to period in the number of patient visits under our “same store” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include provider compensation per patient visit and professional liability costs.

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

Factors Affecting Operating Results

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

Critical Accounting Policies

Revenue Recognition

Management also regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Retroactive adjustments recorded in the first half of the year, which increased revenue, were 2.0% of consolidated net revenue for the six months ended June 30, 2007 compared to 1.0% of consolidated net revenue for the six months ended June 30, 2006.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2007 and for the three and six months ended June 30, 2006 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA.  Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, interest income from restricted assets and depreciation and amortization.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Three months ended June 30, 2007		Three months ended June 30, 2006		Six months ended June 30, 2007		Six months ended June 30, 2006
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$516,712	100.0%	$478,451	100.0%	$1,040,031	100.0%	$947,575	100.0%
Compensation and benefits	357,309	69.2	330,927	69.2	712,241	68.5	656,974	69.3
Operating expenses	76,262	14.8	69,203	14.5	156,258	15.0	135,657	14.3
Insurance expense	17,476	3.4	20,566	4.3	37,777	3.6	44,796	4.7
Selling, general and administrative expenses	14,901	2.9	13,170	2.8	28,206	2.7	28,009	3.0
Restructuring charges	—	—	919	0.2	2,242	0.2	919	0.1
Interest income from restricted assets	(1,660)	(0.3)	(1,362)	(0.3)	(3,375)	(0.3)	(2,685)	(0.3)
Adjusted EBITDA	52,424	10.1	45,028	9.4	106,682	10.3	83,905	8.9
Depreciation and amortization expenses	(17,577)	(3.4)	(16,360)	(3.4)	(34,356)	(3.3)	(32,204)	(3.4)
Interest expense	(11,395)	(2.2)	(11,445)	(2.4)	(22,629)	(2.2)	(22,737)	(2.4)
Realized gain (loss) on investments	22	0.0	(306)	(0.1)	59	0.0	(525)	(0.1)
Interest and other income	532	0.1	780	0.2	1,189	0.1	1,132	0.1
Loss on early debt extinguishment	—	—	(193)	(0.0)	—	—	(193)	(0.0)
Income tax expense	(9,012)	(1.7)	(6,788)	(1.4)	(19,474)	(1.9)	(11,416)	(1.2)
Equity in earnings in unconsolidated subsidiary	101	0.0	2	0.0	255	0.0	17	0.0
Net income	$15,095	2.9%	$10,718	2.2%	$31,726	3.1%	$17,979	1.9%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	For the six months ended June 30,
	2007	2006
Adjusted EBITDA	$106,682	$83,905
Interest paid	(21,609)	(21,671)
Change in accounts receivable	(63,934)	31,881
Change in other operating assets/liabilities	(3,718)	18,164
Equity based compensation	800	629
Dividends received	416	—
Gain on disposal of property, plant & equipment	(181)	(717)
Other	824	224
Cash flows provided by operating activities	$19,280	$112,415

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Three months ended June 30, 2007		Three months ended June 30, 2006		Six months ended June 30, 2007		Six months ended June 30, 2006
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$295,304	100.0%	$293,860	100.0%	$603,412	100.0%	$589,172	100.0%
Compensation and benefits	187,608	63.5	189,570	64.5	380,009	63.0	379,719	64.4
Operating expenses	65,955	22.3	60,488	20.6	135,607	22.5	119,127	20.2
Insurance expense	8,951	3.0	10,284	3.5	19,293	3.2	23,694	4.0
Selling, general and administrative expenses	10,145	3.4	8,766	3.0	19,392	3.2	19,332	3.3
Restructuring charges	—	—	919	0.3	2,242	0.4	919	0.2
Interest income from restricted assets	(719)	(0.2)	(611)	(0.2)	(1,440)	(0.2)	(1,222)	(0.2)
Adjusted EBITDA	23,364	7.9	24,444	8.3	48,309	8.0	47,603	8.1
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	23,364	7.9	24,444	8.3	48,309	8.0	47,603	8.1
Depreciation and amortization expense	(13,711)	(4.6)	(13,051)	(4.4)	(27,461)	(4.6)	(25,661)	(4.4)
Interest income from restricted assets	(719)	(0.2)	(611)	(0.2)	(1,440)	(0.2)	(1,222)	(0.2)
Income from operations	$8,934	3.0%	$10,782	3.7%	$19,408	3.2%	$20,720	3.5%

EmCare

	Three months ended June 30, 2007		Three months ended June 30, 2006		Six months ended June 30, 2007		Six months ended June 30, 2006
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$221,408	100.0%	$184,591	100.0%	$436,619	100.0%	$358,403	100.0%

Compensation and benefits	169,701	76.6	141,357	76.6	332,232	76.1	277,255	77.4

Operating expenses	10,307	4.7	8,715	4.7	20,651	4.7	16,530	4.6

Insurance expense	8,525	3.9	10,282	5.6	18,484	4.2	21,102	5.9
Selling, general and administrative expenses	4,756	2.1	4,404	2.4	8,814	2.0	8,677	2.4
Interest income from restricted assets	(941)	(0.4)	(751)	(0.4)	(1,935)	(0.4)	(1,463)	(0.4)

Adjusted EBITDA	29,060	13.1	20,584	11.2	58,373	13.4	36,302	10.1
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	29,060	13.1	20,584	11.2	58,373	13.4	36,302	10.1
Depreciation and amortization	(3,866)	(1.7)	(3,309)	(1.8)	(6,895)	(1.6)	(6,543)	(1.8)
Interest income from restricted assets	(941)	(0.4)	(751)	(0.4)	(1,935)	(0.4)	(1,463)	(0.4)
Income from operations	$24,253	11.0%	$16,524	9.0%	$49,543	11.3%	$28,296	7.9%

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Consolidated

Our results for the three months ended June 30, 2007 reflect an increase in net revenue of $38.3 million and an increase in net income of $4.4 million compared to the three months ended June 30, 2006.  The increase in net income is attributable primarily to an increase of $7.4 million in Adjusted EBITDA partially offset by increases in depreciation and amortization expense and income tax expense.  Basic and diluted earnings per share were $0.36 and $0.35, respectively, for the three months ended June 30, 2007.  Basic and diluted earnings per share were $0.26 and $0.25, respectively, for the same period in 2006.

Net revenue.  For the three months ended June 30, 2007 we generated net revenue of $516.7 million compared to net revenue of $478.5 million for the three months ended June 30, 2006, representing an increase of 8.0%.  The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts.

Adjusted EBITDA. Adjusted EBITDA was $52.4 million, or 10.1% of net revenue, for the three months ended June 30, 2007 compared to $45.0 million, or 9.4% of net revenue, for the three months ended June 30, 2006. The increase is attributable primarily to the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2007 was $17.6 million, or 3.4% of net revenue, compared to $16.4 million, or 3.4% of net revenue, for the three months ended June 30, 2006.  The increase is attributable to amortization expense on additional contract intangible assets recorded on acquisitions since June 30, 2006 and depreciation expense related to growth in capital expenditures during 2006.

Interest expense. Interest expense for both the three months ended June 30, 2007 and the three months ended June 30, 2006 was $11.4 million.

Income tax expense.  Income tax expense increased by $2.2 million for the three months ended June 30, 2007 compared to the same period in 2006, resulting primarily from increased operating income.  Our effective tax rate for the three months ended June 30, 2007 was 37.5% and 38.8% for the same period in 2006.

AMR

Net revenue.  Net revenue for the three months ended June 30, 2007 was $295.3 million, an increase of $1.4 million, or 0.5%, from $293.9 million for the same period in 2006. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 4.1%, or $11.5 million, of which 3.7% was due to revenue from our fixed wing air transportation services business acquired in July 2006 and from our Medicaid managed transportation business in Texas, a contract under which we began providing services in June 2006.  Net revenue per transport also increased due to rate increases in several markets, partially offset by Medicare rate reductions.  Net revenue decreased $14.2 million from a reduction of approximately 33,600 transports during the three months ended June 30, 2007 compared with the same period in 2006, which was primarily the result of the loss of a portion of AMR’s 9-1-1 contract with Los Angeles County in June 2006 and the restructuring of our operations in Los Angeles in the first quarter of 2007.  In addition, in December 2006 AMR exited the East Michigan market, resulting in a reduction of approximately 9,400 ambulance transports, 6,000 wheelchair transports and $2.7 million in net revenue during the three months ended June 30, 2007 compared with the same period in 2006.  Excluding the impact of the Los Angeles reductions and the East Michigan exit, ambulance transport volume increased 3.0%, offset in part by a 16.4% decrease in wheelchair transports, resulting in an increase in other markets of approximately 18,200 weighted transports compared with the same period in 2006.

Compensation and benefits.  Compensation and benefit costs for the three months ended June 30, 2007 were $187.6 million, or 63.5% of net revenue, compared to $189.6 million, or 64.5% of net revenue, for the three months ended June 30, 2006. Ambulance crew wages per ambulance unit hour increased by approximately 2.7%, or $2.8 million, principally from annual wage rate increases.  Ambulance unit hours decreased period over period by 3.7%, which decreased compensation costs by $3.9 million.  The decrease is due primarily to the reduction in Los Angeles volumes and the East Michigan exit and the associated decrease in ambulance unit hours, partially offset by unit hour increases related to increased volume in other markets.  Non-crew wages increased by $1.3 million, or 2.6%, due to annual salary increases and additional compensation expenses incurred under our fixed wing transportation services business and our Texas Medicaid managed transportation contract.  Benefit costs decreased by $1.4 million for the three months ended June 30, 2007, and decreased 0.8% as a percentage of salaries, compared to the same period in 2006, primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses.  Operating expenses for the three months ended June 30, 2007 were $66.0 million, or 22.3% of net revenue, compared to $60.5 million, or 20.6% of net revenue, for the three months ended June 30, 2006. Operating expenses per weighted transport increased 12.9% in the three months ended June 30, 2007 compared to the same period in 2006. This change is due to $7.5 million of operating expenses incurred under our fixed wing transportation services business and our Texas Medicaid managed transportation contract, under which we began providing services in June 2006.

Insurance expense.  Insurance expense for the three months ended June 30, 2007 was $9.0 million, or 3.0% of net revenue, compared to $10.3 million, or 3.5% of net revenue, for the same period in 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs resulting in a reduction of prior year insurance provisions of $4.1 million during the quarter ended June 30, 2007, compared to a $3.9 million reduction recorded during the same period in 2006.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended June 30, 2007 was $10.1 million, or 3.4% of net revenue, compared to $8.8 million, or 3.0% of net revenue, for the three months ended June 30, 2006.

Restructuring charges.  No restructuring charges were recorded during the three months ended June 30, 2007.  Restructuring charges of $0.9 million were recorded during the three months ended June 30, 2006, related to the re-alignment of certain west coast operations.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended June 30, 2007 was $13.7 million, or 4.6% of net revenue, compared to $13.1 million, or 4.4% of net revenue, for the same period in 2006. The increase is attributable to higher depreciation expense related to growth in capital expenditures during 2006.

EmCare

Net revenue.  Net revenue for the three months ended June 30, 2007 was $221.4 million, an increase of $36.8 million, or 19.9%, from $184.6 million for the three months ended June 30, 2006. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following March 31, 2006, we added 41 net new contracts which accounted for a net revenue increase of $20.8 million for the three months ended June 30, 2007.  Of the 41 net new contracts added since March 31, 2006, 40 were added in 2006 resulting in an increase in 2007 net revenue of $16.7 million.  During 2007, EmCare added 31 new contracts and terminated 30 contracts resulting in an increase in net revenue of $4.1 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both years) increased $16.0 million for the quarter ended June 30, 2007 due to a 5.6% increase in net revenue per patient visit from rate increases from our third-party payors and retroactive revenue adjustments of 2.9% in the quarter.  Current year same store patient visits increased 1.5% over same store patient visits in the prior period.

Compensation and benefits.  Compensation and benefits costs for the three months ended June 30, 2007 were $169.7 million, or 76.6% of net revenue, compared to $141.4 million, or 76.6% of net revenue, for the same period in 2006. Provider compensation and benefits costs increased $13.8 million from net new contract additions. “Same store” provider compensation and benefits costs increased $11.5 million due to a 9.6% increase in provider compensation per patient visit primarily due to increases in net revenue per patient visit.

Operating expenses.  Operating expenses for the three months ended June 30, 2007 were $10.3 million, or 4.7% of net revenue, compared to $8.7 million, or 4.7% of net revenue, for the same period in 2006.  Operating expenses increased primarily due to additional patient visits from net new contracts and additional off-hours radiology coverage for new contracts.

Insurance expense.  Professional liability insurance expense for the three months ended June 30, 2007 was $8.5 million, or 3.9% of net revenue, compared to $10.3 million, or 5.6% of net revenue, for the three months ended June 30, 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs.  As a result, a reduction of prior year insurance provisions of $4.6 million was recorded during the three months ended June 30, 2007 compared to a $1.4 million reduction for the three months ended June 30, 2006.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended June 30, 2007 was $4.8 million, or 2.1% of net revenue, compared to $4.4 million, or 2.4% of net revenue, for the three months ended June 30, 2006.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended June 30, 2007 was $3.9 million, or 1.7% of net revenue, compared to $3.3 million, or 1.8% of net revenue, for the three months ended June 30, 2006.  Depreciation and amortization expense increased due to increased amortization expense from additional contract intangible assets recorded on acquisitions since June 30, 2006.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Consolidated

Our results for the six months ended June 30, 2007 reflect an increase in net revenue of $92.5 million and an increase in net income of $13.7 million compared to the six months ended June 30, 2006. The increase in net income is attributable primarily to an increase of $22.8 million in Adjusted EBITDA, partially offset by increases in depreciation and amortization expense and income tax expense. Basic and diluted earnings per share were $0.76 and $0.74, respectively, for the six months ended June 30, 2007. Basic and diluted earnings per share were $0.43 and $0.42, respectively, for the same period in 2006.

Net revenue.  For the six months ended June 30, 2007 we generated net revenue of $1,040.0 million compared to net revenue of $947.6 million for the six months ended June 30, 2006, representing an increase of 9.8%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts.

Adjusted EBITDA.  Adjusted EBITDA was $106.7 million, or 10.3% of net revenue, for the six months ended June 30, 2007 compared to $83.9 million, or 8.9% of net revenue, for the six months ended June 30, 2006. The increase is attributable primarily to the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Depreciation and amortization expense.  Depreciation and amortization expense for the six months ended June 30, 2007 was $34.4 million, or 3.3% of net revenue, compared to $32.2 million, or 3.4% of net revenue, for the six months ended June 30, 2006. The increase is attributable to higher depreciation expense related to growth in capital expenditures during 2006 and amortization expense recorded on additional contract intangible assets on acquisitions since June 30, 2006.

Interest expense.  Interest expense for the six months ended June 30, 2007 was $22.6 million compared to $22.7 million for the six months ended June 30, 2006.  The decrease relates to unscheduled repayments of $19.4 million of our senior secured credit facility in 2006, partially offset by higher interest rates.

Income tax expense.  Income tax expense increased by $8.1 million for the six months ended June 30, 2007, compared to the same period in 2006, resulted primarily from increased operating income.  Our effective tax rate for the six months ended June 30, 2007 was 38.2% compared with 38.9% for the same period in 2006.

AMR

Net revenue.  Net revenue for the six months ended June 30, 2007 was $603.4 million, an increase of $14.2 million, or 2.4%, from $589.2 million for the same period in 2006. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 4.6%, or $26.8 million, of which 4.0% was due to revenue from our fixed wing air transportation services business acquired in July 2006, and from our Medicaid managed transportation business in Texas, a contract under which we began providing services in June 2006.  Net revenue per transport also increased due to rate increases in several markets partially offset by Medicare rate reductions.  Net revenue decreased $27.3 million from a reduction of approximately 68,000 transports during the six months ended June 30, 2007 compared with the same period in 2006, which was primarily the result of the loss of a portion of AMR’s 9-1-1 contract with Los Angeles County in June 2006 and the restructuring of our operations in Los Angeles in the first quarter of 2007.  In addition, in December 2006 AMR exited the East Michigan market, resulting in a reduction of approximately 19,100 ambulance transports, 12,100 wheelchair transports and $5.6 million in net revenue during the six months ended June 30, 2007 compared with the same period in 2006.   Excluding the impact of the Los Angeles reductions and East Michigan exit, ambulance transport volume increased 4.3%, offset in part by a 9.8% decrease in wheelchair transports, resulting in an increase of approximately 56,600 weighted transports in its other markets compared with the same period in 2006.

Compensation and benefits.  Compensation and benefit costs for the six months ended June 30, 2007 were $380.0 million, or 63.0% of net revenue, compared to $379.7 million, or 64.4% of net revenue, for the six months ended June 30, 2006. Ambulance crew wages per ambulance unit hour increased by approximately 3.2%, or $6.6 million, principally from annual wage rate increases.  Ambulance unit hours decreased period over period by 2.7%, which decreased compensation costs by $5.7 million.  The decrease is due primarily to the reduction in Los Angeles volumes and the East Michigan exit and the associated decrease in ambulance unit hours, partially offset by unit hour increases related to increased volume in other markets.  Non-crew wages increased by $3.9 million, or 4.1%, due to annual salary increases and additional compensation expenses incurred under our fixed wing transportation services business and our Texas Medicaid managed transportation contract.  Benefit costs decreased by $3.4 million for the six months ended June 30, 2007, and decreased 1.3% as a percentage of salaries compared to the same period in 2006, primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses.  Operating expenses for the six months ended June 30, 2007 were $135.6 million, or 22.5% of net revenue, compared to $119.1 million, or 20.2% of net revenue, for the six months ended June 30, 2006. Operating expenses per weighted transport increased 16.3% in the six months ended June 30, 2007 compared to the same period in 2006. This change is due to $17.5 million of operating expenses incurred under our fixed wing transportation services business and our Texas Medicaid managed transportation contract, under which we began providing services in June 2006.

Insurance expense.  Insurance expense for the six months ended June 30, 2007 was $19.3 million, or 3.2% of net revenue, compared to $23.7 million, or 4.0% of net revenue, for the same period in 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs resulting in a reduction of prior year insurance provisions of $7.3 million during the six months ended June 30, 2007, compared to a $3.9 million reduction recorded during the same period in 2006.

Selling, general and administrative.  Selling, general and administrative expense for the six months ended June 30, 2007 was $19.4 million, or 3.2% of net revenue, compared to $19.3 million, or 3.3% of net revenue, for the six months ended June 30, 2006.

Restructuring charges.  Restructuring charges of $2.2 million were recorded during the six months ended June 30, 2007, related to the closure of one of our billing offices and restructuring our operations in Los Angeles and Orange Counties in California.  Restructuring charges of $0.9 million were recorded during the six months ended June 30, 2006, related to the re-alignment of certain west coast operations.

Depreciation and amortization.  Depreciation and amortization expense for the six months ended June 30, 2007 was $27.5 million, or 4.6% of net revenue, compared to $25.7 million, or 4.4% of net revenue, for the same period in 2006. The increase is attributable primarily to higher depreciation expense related to growth in capital expenditures during 2006.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2007 was $436.6 million, an increase of $78.2 million, or 21.8%, from $358.4 million for the six months ended June 30, 2006. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2005, we added 44 net new contracts which accounted for a net revenue increase of $40.4 million.  Of the 44 net new contracts added since December 31, 2005, 43 were added in 2006 resulting in an increase in 2007 net revenue of $36.8 million.  For the six months ended June 30, 2007, EmCare added 31 new contracts and terminated 30 contracts resulting in an increase in net revenue of $3.6 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $37.8 million for the period ended June 30, 2007 due to a 6.3% increase in net revenue per patient visit from rate increases from our third-party payors and retroactive revenue adjustments of 4.5% recorded in the period.  Current year same store patient visits increased 1.5% over same store patient visits in the prior period.

Compensation and benefits.  Compensation and benefits costs for the six months ended June 30, 2007 were $332.2 million, or 76.1% of net revenue, compared to $277.3 million, or 77.4% of net revenue, for the same period in 2006. Provider compensation and benefit costs increased $26.5 million from net new contract additions. “Same store” provider compensation and benefit costs increased $22.2 million due to a 9.6% increase in provider compensation per patient visit primarily due to increases in net revenue per patient visit.  The remaining variance is related primarily to higher expense for incentive compensation plans.

Operating expenses.  Operating expenses for the six months ended June 30, 2007 were $20.7 million, or 4.7% of net revenue, compared to $16.5 million, or 4.6% of net revenue, for the same period in 2006.  Operating expenses increased primarily due to additional patient visits from net new contracts and additional off-hours radiology coverage for new contracts.

Insurance expense.  Professional liability insurance expense for the six months ended June 30, 2007 was $18.5 million, or 4.2% of net revenue, compared to $21.1 million, or 5.9% of net revenue, for the six months ended June 30, 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs.  As a result, a reduction of prior year insurance provisions of $6.6 million was recorded during the six months ended June 30, 2007.  A reduction of $1.4 million was recorded for the period ended June 30, 2006.

Selling, general and administrative.  Selling, general and administrative expense for the six months ended June

30, 2007 was $8.8 million, or 2.0% of net revenue, compared to $8.7 million, or 2.4% of net revenue, for the six months ended June 30, 2006.

Depreciation and amortization.  Depreciation and amortization expense for the six months ended June 30, 2007 was $6.9 million, or 1.6% of net revenue, compared to $6.5 million, or 1.8% of net revenue, for the six months ended June 30, 2006.  Depreciation and amortization expense increased due to amortization expense recorded on additional contract intangible assets on acquisitions since June 30, 2006.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein. As of June 30, 2007, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding (which totaled $29.6 million at June 30, 2007). Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Six months ended June 30, 2007	Six months ended June 30, 2006
Net cash provided by (used in):
Operating activities	$19,280	$112,415
Investing activities	(23,247)	(41,845)
Financing activities	(5,885)	(18,958)

Operating activities. Net cash provided by operating activities was $19.3 million for the six months ended June 30, 2007 compared to $112.4 million for the same period last year.  Operating cash flows were primarily affected by changes in accounts receivable, which increased operating cash flows by $31.9 million for the six months ended June 30, 2006 and decreased operating cash flows by $63.9 million for the six months ended June 30, 2007.  The 2006 period was positively impacted by the collection of hurricane-related and income tax receivables recorded in 2005.  The 2007 period has been negatively impacted by increases in accounts receivable at our EmCare segment related to a significant increase in revenue and delays in obtaining provider numbers from Medicare fiscal intermediaries required for billing with resulting delays in the collection process.  Our AMR segment was negatively impacted in the 2007 period primarily due to the implementation of a new billing system in several markets.  We expect delays in our collection process to improve and to have no material effect on our financial condition or results of operations.

Investing activities. Net cash used in investing activities was $23.2 million for the six months ended June 30,

2007 compared to $41.8 million for the same period in 2006. The $18.6 million decrease is attributable principally to reductions in capital expenditures and net insurance funding.  Net cash used in investing activities during the six months ended June 30, 2007 relates primarily to capital expenditures for the purchase of new vehicles, medical equipment and technology-related assets, which totaled $22.7 million.

Financing activities. For the six months ended June 30, 2007, net cash used in financing activities was $5.9 million compared to $19.0 million for the six months ended June 30, 2006.  The variance relates primarily to an unscheduled payment of approximately $10.0 million of the senior secured credit facility in May 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate related exposure.

As of June 30, 2007, we had $485.1 million of debt, of which $225.3 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. Over the past twelve months, prime interest rates have not changed and LIBOR interest rates have increased by approximately 0.2%. We expect continuing changes to these interest rates. Increases and decreases in interest rates affect our interest costs for our variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.3 million per year based on our outstanding indebtedness at June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We completed a conversion of our accounting and payroll systems on April 1, 2007 and have implemented a new billing system in several of our AMR markets. This new billing system implementation has impacted our cash collections process at AMR.  We do not believe these system conversions have affected our internal controls over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2007

ITEM 1. LEGAL PROCEEDINGS

As referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, AMR received a subpoena from the United States Department of Justice, or DOJ, in December 2006, requesting copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We have produced documents in response to the subpoena, and are continuing to produce responsive documents.

For additional information regarding legal proceedings, please refer to note 5, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on March 8, 2007 and to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2007, the Board of Directors of EMSC approved the adoption of the EMSC Long-Term Incentive Plan (the “Plan”), subject to stockholder approval. The stockholders of EMSC approved the Plan at our 2007 Annual Meeting.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of EMSC and its subsidiaries.  No future grants will be made under our Equity Option Plan.  On June 14, 2007, our Board of Directors granted 20,000 shares of restricted stock pursuant to the Plan, which shares vest ratably over a period of three years.  In addition, certain performance measures must be met for 50% of the shares to vest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 annual meeting of stockholders was held on May 15, 2007 in Englewood, Colorado.  The matters submitted for a vote at the meeting and the related election results were as follows:

1.                                       Election of three Class II directors to each hold office for a three year term:

For Steven B. Epstein: 325,501,755; Withheld: 3,546,993

For Paul B. Iannini, M.D.: 328,851,389; Withheld: 197,359

For James T. Kelly: 328,739,739; Withheld: 309,009

2.                                       Approval of the Non-Employee Director Compensation Program:

For: 325,546,051; Against: 1,905,415; Abstain: 59,858; Broker Non-Vote: 1,537,424

3.                                       Approval of the Long-Term Incentive Plan:

For: 322,270,331; Against: 5,229,119; Abstain: 11,875; Broker Non-Vote: 1,537,423

4.                                       Approval of the 2007 Employee Stock Purchase Plan:

For: 325,729,657; Against: 1,778,818; Abstain: 2,850; Broker Non-Vote: 1,537,423

5.                                       Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

For: 328,908,186; Against: 134,361; Abstain: 6,200; Broker Non-Vote: 0

ITEM 6. EXHIBITS

10.1.1	Second Amendment to Employment Agreement between Emergency Medical Services Corporation and William A. Sanger, dated as of June 18, 2007.*

10.16	Emergency Medical Services Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Form DEF14A filed on April 16, 2007).**

10.17	Emergency Medical Services Corporation 2007 Employee Stock Purchase Program (incorporated by reference to Annex C of the Company’s Definitive Proxy Statement on Form DEF14A filed on April 16, 2007).**

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

**             Identifies each management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION
(registrant)

August 9, 2007	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

August 9, 2007	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

10.1.1	Second Amendment to Employment Agreement between Emergency Medical Services Corporation and William A. Sanger, dated as of June 18, 2007.*

10.16	Emergency Medical Services Corporation 2007 Long-Term Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Form DEF14A filed on April 16, 2007).**

10.17	Emergency Medical Services Corporation 2007 Employee Stock Purchase Program (incorporated by reference to Annex C of the Company’s Definitive Proxy Statement on Form DEF14A filed on April 16, 2007).**

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

**             Identifies each management compensation plan or arrangement