Form 10-Q
period 2007-09-30
Emergency Medical Services CORP; Emergency Medical Services L.P.
filed 2007-11-07
CIK 1344154, 1334544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Shares of class A common stock outstanding at November 1, 2007 — 9,320,347; shares of class B common stock outstanding at November 1, 2007 — 142,545; LP exchangeable units outstanding at November 1, 2007 — 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$529,752	$485,697	$1,569,783	$1,433,272
Compensation and benefits	366,835	333,406	1,079,076	990,380
Operating expenses	82,473	80,513	238,731	216,170
Insurance expense	13,465	13,714	51,242	58,510
Selling, general and administrative expenses	15,876	14,660	44,082	42,669
Depreciation and amortization expense	17,809	16,841	52,165	49,045
Restructuring charges	—	267	2,242	1,186
Income from operations	33,294	26,296	102,245	75,312
Interest income from restricted assets	1,919	1,603	5,294	4,288
Interest expense	(12,652)	(11,532)	(35,281)	(34,269)
Realized gain (loss) on investments	9	88	68	(437)
Interest and other income	602	532	1,791	1,664
Loss on early debt extinguishment	—	(184)	—	(377)
Income before income taxes and equity in earnings of unconsolidated subsidiary	23,172	16,803	74,117	46,181
Income tax expense	(8,672)	(6,540)	(28,146)	(17,956)
Income before equity in earnings of unconsolidated subsidiary	14,500	10,263	45,971	28,225
Equity in earnings of unconsolidated subsidiary	170	21	425	38
Net income	14,670	10,284	46,396	28,263
Other comprehensive income, net of tax:
Unrealized holding gains during the period	1,439	1,568	1,014	1,109
Comprehensive income	$16,109	$11,852	$47,410	$29,372

Basic earnings per common share	$0.35	$0.25	$1.12	$0.68
Diluted earnings per common share	$0.34	$0.24	$1.08	$0.67
Weighted average common shares outstanding, basic	41,567,657	41,502,978	41,544,741	41,499,172
Weighted average common shares outstanding, diluted	43,190,779	42,525,620	43,143,997	42,431,108

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,394	$39,336
Insurance collateral	43,818	29,724
Trade and other accounts receivable, net	492,521	416,450
Parts and supplies inventory	18,905	18,089
Prepaids and other current assets	20,313	16,417
Current deferred tax assets	45,128	12,473
Total current assets	643,079	532,489
Non-current assets:
Property, plant and equipment, net	150,915	147,162
Intangible assets, net	60,748	66,789
Non-current deferred tax assets	88,694	103,370
Insurance collateral	157,097	163,300
Goodwill	341,134	272,328
Other long-term assets	28,274	32,779
Total assets	$1,469,941	$1,318,217
Liabilities and Equity
Current liabilities:
Accounts payable	$78,756	$65,172
Accrued liabilities	227,172	231,631
Current portion of long-term debt	4,691	4,159
Total current liabilities	310,619	300,962
Long-term debt	518,307	475,616
Insurance reserves and other long-term liabilities	205,451	155,599
Total liabilities	1,034,377	932,177
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,320,347 and 9,262,853 issued and outstanding in 2007 and 2006, respectively)	93	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2007 and 2006)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2007 and 2006)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2007 and 2006)	212,361	212,361
Additional paid-in capital	116,585	114,471
Retained earnings	105,534	59,138
Accumulated other comprehensive income (loss)	990	(24)
Total equity	435,564	386,040
Total liabilities and equity	$1,469,941	$1,318,217

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$46,396	$28,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,712	50,615
Gain on disposal of property, plant and equipment	(166)	(762)
Equity-based compensation expense	1,293	1,031
Equity in earnings of unconsolidated subsidiary	(425)	(38)
Loss on early debt extinguishment	—	377
Dividends received	416	—
Deferred income taxes	25,438	17,368
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(71,007)	4,793
Parts and supplies inventory	(428)	(132)
Prepaids and other current assets	(3,623)	(2,076)
Accounts payable and accrued liabilities	5,325	13,804
Insurance accruals	15	10,351
Net cash provided by operating activities	56,946	123,594
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(31,570)	(43,297)
Proceeds from sale of property, plant and equipment	300	903
Acquisition of businesses, net of cash received	(75,648)	(11,587)
Insurance collateral	(7,300)	(31,773)
Other investing activities	3,076	(1,860)
Net cash used in investing activities	(111,142)	(87,614)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	382	104
EMSC equity issuance costs	—	(2,408)
Borrowings under revolving credit facility	70,300	—
Repayments of capital lease obligations and other debt	(35,815)	(25,389)
Increase (decrease) in bank overdrafts	2,387	(3,871)
Net cash provided by (used in) financing activities	37,254	(31,564)
Change in cash and cash equivalents	(16,942)	4,416
Cash and cash equivalents, beginning of period	39,336	18,048
Cash and cash equivalents, end of period	$22,394	$22,464

Non-cash Activities
Re-financing of equipment under existing capital lease	$8,038	$—

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.              General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International, Inc. (“Laidlaw”) on February 10, 2005, with an effective transaction date after the close of business on January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and nine months ended September 30, 2007 and 2006, the Company expensed $250 and $750, respectively, in respect of this fee.

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

The Company’s most recent actuarial valuation was completed in September 2007. As a result of this actuarial valuation, in the three and nine months ended September 30, 2007 the Company recorded reductions in its provision for insurance liabilities of approximately $7.9 million and $21.7 million, respectively, related to its reserves for losses in prior years.  In the three and nine months ended September 30, 2006, the Company recorded a reduction in its provision for insurance liabilities of approximately $4.8 million and $9.8 million, respectively, as a result of an actuarial valuation completed in September 2006.

The long-term portion of insurance reserves was $149.0 million and $150.0 million as of September 30, 2007 and December 31, 2006, respectively.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions, are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	43.8%	41.0%	42.8%	42.0%
Provision for uncompensated care	19.4%	20.4%	19.6%	19.6%
After contractual discounts	34.5%	34.6%	34.3%	33.8%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  Retroactive adjustments recorded in the third quarter, which increased revenue, were 1.3% and 1.2 % of consolidated net revenue for the three months ended September 30, 2007 and 2006, respectively.  Retroactive adjustments recorded in the nine month period ended September 30, 2007 and 2006, which increased revenue, were 1.8% and 1.1% of consolidated net revenue, respectively.

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

In the EMS LP partnership agreement, the Company has agreed to maintain the economic equivalency of the LP exchangeable units and the class B common stock, and the holders of the LP exchangeable units have no general voting rights. The LP exchangeable units, when considered with the class B special voting stock, have the same rights, privileges and characteristics of the Company’s class B common stock. The LP exchangeable units are intended to be economically equivalent to the class B common stock of the Company in that the LP exchangeable units carry the right to vote (by virtue of the class B special voting stock) with the holders of class B common stock as one class, and entitle holders to receive distributions only if the equivalent dividends are declared on the Company’s class B common stock. Accordingly, the Company accounts for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of the Company’s balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

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

In accordance with the Company’s accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, the Company recorded a liability of approximately $4.8 million and $6.1 million for interest and penalties, respectively.  The liability for interest and penalties did not materially change as of September 30, 2007.

With limited exception, the Company is no longer subject to U.S. federal, state, and local income tax audits by taxing authorities for years through 2002.

3.              Acquisitions

In July 2007, the Company acquired MedicWest Ambulance based in North Las Vegas, Nevada and Abbott Ambulance, Inc. based in St. Louis, Missouri, together with certain of their respective affiliates.  In September 2007, the Company acquired certain ground ambulance assets from subsidiaries of Lifeguard Transportation Service, Inc. in Dallas, Texas and Atlanta, Georgia.  The total cost for acquisitions completed during the nine months ended September 30, 2007 was $77.7 million and was paid primarily in cash.  The Company is in the process of completing the purchase price allocation for these acquisitions and has preliminarily recorded $67.6 million of goodwill as of September 30, 2007.

4.              Accrued Liabilities

Accrued liabilities were as follows at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Accrued wages and benefits	$72,453	$71,578
Accrued paid time-off	24,912	22,816
Current portion of self-insurance reserves	58,126	57,596
Accrued restructuring	1,181	5,738
Current portion of compliance and legal	4,690	4,910
Accrued billing and collection fees	4,982	5,085
Accrued profit sharing	23,560	19,695
Accrued interest	4,229	11,810
Other	33,039	32,403
Total accrued liabilities	$227,172	$231,631

5.              Long-Term Debt

Long-term debt consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Senior subordinated notes due 2015 (10%)	$250,000	$250,000
Senior secured term loan due 2012 (7.72% at September 30, 2007)	224,743	226,472
Revolving credit facility	39,000	—
Notes due at various dates from 2007 to 2022 with interest rates from 6% to 10%	2,358	1,856
Capital lease obligations due at various dates from 2007 to 2010 (see note 6)	6,897	1,447
	522,998	479,775
Less current portion	(4,691)	(4,159)
Total long-term debt	$518,307	$475,616

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

7.              Restructuring Charges

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

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $300 for each of the three months ended September 30, 2007 and 2006 and $900 for each of the nine months ended September 30, 2007 and 2006.

In June 2006, the Board of Directors of the Company adopted an equity compensation program for non-employee directors of the Company, other than the Chair of the Compliance Committee (“Directors’ Plan”), which was subsequently approved by the stockholders of the Company in May 2007. Non-employee directors were granted 8,000 Restricted Stock Units (“RSUs”) on June 1, 2006, and 2,705 RSUs on August 10, 2007, each RSU representing one share of the Company’s class A common stock. Following each annual stockholder meeting, each non-employee director will receive a grant of RSUs having a fair market value of $100 on the date of grant, based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date. The Directors’ Plan allows directors to defer income from the grant of RSUs. The RSUs vest immediately prior to the election of directors at the next following annual stockholder meeting, and will be paid in shares of the Company’s class A common stock (one share for each RSU) at that time, unless deferred in accordance with the Directors’ Plan. Each non-employee director (other than the Chair of the Compliance Committee) is also entitled to an annual cash retainer of $50 to be paid in four quarterly installments. In connection with this plan, the Company expensed $100 and $300 in the three and nine months ended September 30, 2007 and $100 and $131 in the three and nine months ended September 30, 2006, respectively.

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

In addition, certain performance measures must be met for 50% of the shares to vest.  In connection with this plan, the Company expensed $93 for the three months ended September 30, 2007.

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

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Healthcare Transportation Services
Revenue	$310,929	$299,300	$914,341	$888,472
Segment Adjusted EBITDA	26,007	24,317	74,316	71,920
Emergency Management Services
Revenue	218,823	186,397	655,442	544,800
Segment Adjusted EBITDA	27,015	20,423	85,388	56,725
Total
Total revenue	529,752	485,697	1,569,783	1,433,272
Total Adjusted EBITDA	53,022	44,740	159,704	128,645
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$53,022	$44,740	$159,704	$128,645
Depreciation and amortization expense	(17,809)	(16,841)	(52,165)	(49,045)
Interest expense	(12,652)	(11,532)	(35,281)	(34,269)
Realized gain (loss) on investments	9	88	68	(437)
Interest and other income	602	532	1,791	1,664
Loss on early debt extinguishment	—	(184)	—	(377)
Income tax expense	(8,672)	(6,540)	(28,146)	(17,956)
Equity in earnings of unconsolidated subsidiary	170	21	425	38
Net income	$14,670	$10,284	$46,396	$28,263

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

Consolidating Statement of Operations

For the quarter ended September 30, 2007

			Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments

	EMSC	EMS LP						Total
Net revenue	$—	$—	$—	$—	$529,752	$7,856	$(7,856)	$529,752
Compensation and benefits	—	—	—	—	366,835	—	—	366,835
Operating expenses	—	—	—	—	82,473	—	—	82,473
Insurance expense	—	—	—	—	12,257	9,064	(7,856)	13,465
Selling, general and administrative expenses	—	—	—	—	15,876	—	—	15,876
Depreciation and amortization expense	—	—	—	—	17,809	—	—	17,809
Income from operations	—	—	—	—	34,502	(1,208)	—	33,294
Interest income from restricted assets	—	—	—	—	720	1,199	—	1,919
Interest expense	—	—	—	—	(12,652)	—	—	(12,652)
Realized gain on investments	—	—	—	—	—	9	—	9
Interest and other income	—	—	—	—	602	—	—	602
Income before income taxes	—	—	—	—	23,172	—	—	23,172
Income tax expense	—	—	—	—	(8,672)	—	—	(8,672)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	14,500	—	—	14,500
Equity in earnings of unconsolidated subsidiaries	14,670	14,670	2,901	11,769	170	—	(44,010)	170

Net income	$14,670	$14,670	$2,901	$11,769	$14,670	$—	$(44,010)	$14,670

Consolidating Statement of Operations

For the quarter ended September 30, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total

Net revenue	$—	$—	$—	$—	$485,697	$9,645	$(9,645)	$485,697
Compensation and benefits	—	—	—	—	333,406	—	—	333,406
Operating expenses	—	—	—	—	80,513	—	—	80,513
Insurance expense	—	—	—	—	12,634	10,725	(9,645)	13,714
Selling, general and administrative expenses	—	—	—	—	14,660	—	—	14,660
Depreciation and amortization expense	—	—	—	—	16,841	—	—	16,841
Restructuring charge	—	—	—	—	267	—	—	267
Income from operations	—	—	—	—	27,376	(1,080)	—	26,296
Interest income from restricted assets	—	—	—	—	611	992	—	1,603
Interest expense	—	—	—	—	(11,532)	—	—	(11,532)
Realized gain on investments	—	—	—	—	—	88	—	88
Interest and other income	—	—	—	—	532	—	—	532
Loss on early debt extinguishment	—	—	—	—	(184)	—	—	(184)
Income before income taxes	—	—	—	—	16,803	—	—	16,803
Income tax expense	—	—	—	—	(6,540)	—	—	(6,540)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	10,263	—	—	10,263
Equity in earnings of unconsolidated subsidiaries	10,284	10,284	2,372	7,912	21	—	(30,852)	21
Net income	$10,284	$10,284	$2,372	$7,912	$10,284	$—	$(30,852)	$10,284

Consolidating Statement of Operations

For the nine months ended September 30, 2007

			Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments

	EMSC	EMS LP						Total
Net revenue	$—	$—	$—	$—	$1,569,783	$23,363	$(23,363)	$1,569,783
Compensation and benefits	—	—	—	—	1,079,076	—	—	1,079,076
Operating expenses	—	—	—	—	238,731	—	—	238,731
Insurance expense	—	—	—	—	48,040	26,565	(23,363)	51,242
Selling, general and administrative expenses	—	—	—	—	44,082	—	—	44,082
Depreciation and amortization expense	—	—	—	—	52,165	—	—	52,165
Restructuring charge	—	—	—	—	2,242	—	—	2,242
Income from operations	—	—	—	—	105,447	(3,202)	—	102,245
Interest income from restricted assets	—	—	—	—	2,160	3,134	—	5,294
Interest expense	—	—	—	—	(35,281)	—	—	(35,281)
Realized gain on investments	—	—	—	—	—	68	—	68
Interest and other income	—	—	—	—	1,791	—	—	1,791
Income before income taxes	—	—	—	—	74,117	—	—	74,117
Income tax expense	—	—	—	—	(28,146)	—	—	(28,146)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	45,971	—	—	45,971
Equity in earnings of unconsolidated subsidiaries	46,396	46,396	7,777	38,619	425	—	(139,188)	425
Net income	$46,396	$46,396	$7,777	$38,619	$46,396	$—	$(139,188)	$46,396

Consolidating Statement of Operations

For the nine months ended September 30, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total

Net revenue	$—	$—	$—	$—	$1,433,272	$28,950	$(28,950)	$1,433,272
Compensation and benefits	—	—	—	—	990,380	—	—	990,380
Operating expenses	—	—	—	—	216,170	—	—	216,170
Insurance expense	—	—	—	—	56,492	30,968	(28,950)	58,510
Selling, general and administrative expenses	—	—	—	—	42,669	—	—	42,669
Depreciation and amortization expense	—	—	—	—	49,045	—	—	49,045
Restructuring charge	—	—	—	—	1,186	—	—	1,186
Income from operations	—	—	—	—	77,330	(2,018)	—	75,312
Interest income from restricted assets	—	—	—	—	1,833	2,455	—	4,288
Interest expense	—	—	—	—	(34,269)	—	—	(34,269)
Realized loss on investments	—	—	—	—	—	(437)	—	(437)
Interest and other income	—	—	—	—	1,664	—	—	1,664
Loss on early debt extinguishment	—	—	—	—	(377)	—	—	(377)
Income before income taxes	—	—	—	—	46,181	—	—	46,181
Income tax expense	—	—	—	—	(17,956)	—	—	(17,956)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,225	—	—	28,225
Equity in earnings of unconsolidated subsidiaries	28,263	28,263	7,723	20,540	38	—	(84,789)	38
Net income	$28,263	$28,263	$7,723	$20,540	$28,263	$—	$(84,789)	$28,263

Consolidating Balance Sheet

As of September 30, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$22,278	$116	$—	$22,394
Insurance collateral	—	—	—	—	32,252	21,081	(9,515)	43,818
Trade and other accounts receivable, net	—	—	—	—	491,379	1,142	—	492,521
Parts and supplies inventory	—	—	—	—	18,905	—	—	18,905
Other current assets	—	—	—	—	19,614	2,010	(1,311)	20,313
Current deferred tax assets	—	—	—	—	41,965	3,163	—	45,128
Current assets	—	—	—	—	626,393	27,512	(10,826)	643,079
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	150,915	—	—	150,915
Intercompany receivable	3,279	113,400	305,377	201,726	—	—	(623,782)	—
Intangible assets, net	—	—	—	—	60,748	—	—	60,748
Non-current deferred tax assets	—	—	—	—	89,825	(1,131)	—	88,694
Insurance collateral	—	—	—	—	50,317	106,780	—	157,097
Goodwill	—	—	—	—	340,676	458	—	341,134
Other long-term assets	—	—	7,490	3,393	17,391	—	—	28,274
Investment and advances in subsidiaries	432,285	318,885	214,743	104,128	7,710	—	(1,077,751)	—
Assets	$435,564	$432,285	$527,610	$309,247	$1,343,975	$133,619	$(1,712,359)	$1,469,941
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$78,641	$115	$—	$78,756
Accrued liabilities	—	—	2,384	1,845	194,008	28,935	—	227,172
Current portion of long-term debt	—	—	1,656	744	2,291	—	—	4,691
Current liabilities	—	—	4,040	2,589	274,940	29,050	—	310,619
Long-term debt	—	—	308,827	202,516	6,964	—	—	518,307
Other long-term liabilities	—	—	—	—	119,418	96,859	(10,826)	205,451
Intercompany	—	—	—	—	623,782	—	(623,782)	—
Liabilities	—	—	312,867	205,105	1,025,104	125,909	(634,608)	1,034,377
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	116,585	—	—	—	—	6,690	(6,690)	116,585
Retained earnings	105,534	105,534	25,349	80,185	105,520	—	(316,588)	105,534
Comprehensive income (loss)	990	990	—	990	990	990	(3,960)	990
Equity	435,564	432,285	214,743	104,142	318,871	7,710	(1,077,751)	435,564
Liabilities and Equity	$435,564	$432,285	$527,610	$309,247	$1,343,975	$133,619	$(1,712,359)	$1,469,941

Consolidating Balance Sheet

As of December 31, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$39,329	$7	$—	$39,336
Insurance collateral	—	—	—	—	24,912	4,812	—	29,724
Trade and other accounts receivable, net	—	—	—	—	415,290	1,160	—	416,450
Parts and supplies inventory	—	—	—	—	18,089	—	—	18,089
Other current assets	—	—	—	—	16,972	394	(949)	16,417
Current deferred tax assets	—	—	—	—	9,310	3,163	—	12,473
Current assets	—	—	—	—	523,902	9,536	(949)	532,489
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	147,162	—	—	147,162
Intercompany receivable	400	114,165	282,691	193,177	—	—	(590,433)	—
Intangible assets, net	—	—	—	—	66,789	—	—	66,789
Non-current deferred tax assets	—	—	—	—	104,501	(1,131)	—	103,370
Insurance collateral	—	—	—	—	59,599	103,701	—	163,300
Goodwill	—	—	—	—	271,870	458	—	272,328
Other long-term assets	—	—	8,590	3,838	20,351	—	—	32,779
Investment and advances in subsidiaries	385,640	271,475	206,969	64,492	6,696	—	(935,272)	—
Assets	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$65,172	$—	$—	$65,172
Accrued liabilities	—	—	6,515	5,295	192,501	27,320	—	231,631
Current portion of long-term debt	—	—	1,656	744	1,759	—	—	4,159
Current liabilities	—	—	8,171	6,039	259,432	27,320	—	300,962
Long-term debt	—	—	283,110	190,962	1,544	—	—	475,616
Other long-term liabilities	—	—	—	—	78,000	78,548	(949)	155,599
Intercompany	—	—	—	—	590,433	—	(590,433)	—
Liabilities	—	—	291,281	197,001	929,409	105,868	(591,382)	932,177
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	326,526	189,394	22,967	212,361	—	(751,248)	212,361
Additional paid-in capital	114,471	—	—	—	—	6,690	(6,690)	114,471
Retained earnings	59,138	59,138	17,575	41,563	59,124	—	(177,400)	59,138
Comprehensive income(loss)	(24)	(24)	—	(24)	(24)	(24)	96	(24)
Equity	386,040	385,640	206,969	64,506	271,461	6,696	(935,272)	386,040
Liabilities and Equity	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2007

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$45,609	$11,337	$56,946
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(31,570)	—	(31,570)
Proceeds from sale of property, plant and equipment	—	—	—	—	300	—	300
Acquisition of businesses, net of cash received	—	—	—	—	(75,648)		(75,648)
Insurance collateral	—	—	—	—	3,928	(11,228)	(7,300)
Net change in deposits and other assets	—	—	—	—	3,076	—	3,076
Net cash used in investing activities	—	—	—	—	(99,914)	(11,228)	(111,142)
Cash Flows from Financing Activities
Issuance of EMSC equity	382	—	—	—	—	—	382
Borrowings	—	—	—	—	70,300	—	70,300
Repayments of capital lease obligations and other debt	—	—	—	—	(35,815)	—	(35,815)
Net intercompany borrowings (payments)	(382)	—	—	—	382	—	—
Increase in bank overdrafts	—	—	—	—	2,387	—	2,387
Net cash used in financing activities	—	—	—	—	37,254	—	37,254
Increase in cash and cash equivalents	—	—	—	—	(17,051)	109	(16,942)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336
Cash and cash equivalents, end of period	$—	$—	$—	$—	$22,278	$116	$22,394

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2006

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total

Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$98,004	$25,590	$123,594
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(43,297)	—	(43,297)
Proceeds from sale of property, plant and equipment	—	—	—	—	903	—	903
Acquisition of business	—	—	—	—	(11,587)	—	(11,587)
Insurance collateral	—	—	—	—	(6,189)	(25,584)	(31,773)
Net change in deposits and other assets	—	—	—	—	(1,860)	—	(1,860)
Net cash used in investing activities	—	—	—	—	(62,030)	(25,584)	(87,614)
Cash Flows from Financing Activities
Issuance of EMSC equity	104	—	—	—	—	—	104
EMSC equity issuance costs	(2,408)	—	—	—	—	—	(2,408)
Repayments of capital lease obligations and other debt	—	—	—	—	(25,389)	—	(25,389)
Net intercompany borrowings (payments)	2,304	—	—	—	(2,304)	—	—
Decrease in bank overdrafts	—	—	—	—	(3,871)	—	(3,871)
Net cash used in financing activities	—	—	—	—	(31,564)	—	(31,564)
Increase in cash and cash equivalents	—	—	—	—	4,410	6	4,416
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048
Cash and cash equivalents, end of period	$—	$—	$—	$—	$22,411	$53	$22,464

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

All references to “we”, “our”, “us” or “EMSC” refer to Emergency Medical Services Corporation and its subsidiaries, including Emergency Medical Services L.P., or EMS LP. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc., or AMR, and EmCare Holdings Inc., or EmCare.

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

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. For the nine months ended September 30, 2007, approximately 55% of AMR’s net revenue was generated from emergency 9-1-1 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 31% of AMR’s net revenue for the same period, with the balance generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

EmCare

Over its more than 30 years of operating history, we believe that EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups.

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

In accordance with our accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, we recorded a liability of approximately $4.8 million and $6.1 million for interest and penalties, respectively.  The liability for interest and penalties did not materially change as of September 30, 2007.

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

AMR

Approximately 88% of AMR’s net revenue for the nine months ended September 30, 2007 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2007, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 74% was generated from billings to third party payors and patients for patient visits and approximately 26% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

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

Critical Accounting Policies

Revenue Recognition

Management also regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Retroactive adjustments recorded in the first nine months of the year, which increased revenue, were 1.8% of consolidated net revenue for the nine months ended September 30, 2007 compared to 1.1% of consolidated net revenue for the nine months ended September 30, 2006.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA.  Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, interest income from restricted assets and depreciation and amortization.  Adjusted EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended September 30, 2007		Quarter ended September 30, 2006		Nine months ended September 30, 2007		Nine months ended September 30, 2006
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$529,752	100.0%	$485,697	100.0%	$1,569,783	100.0%	$1,433,272	100.0%
Compensation and benefits	366,835	69.2	333,406	68.6	1,079,076	68.7	990,380	69.1
Operating expenses	82,473	15.6	80,513	16.6	238,731	15.2	216,170	15.1
Insurance expense	13,465	2.5	13,714	2.8	51,242	3.3	58,510	4.1
Selling, general and administrative expenses	15,876	3.0	14,660	3.0	44,082	2.8	42,669	3.0
Restructuring charges	—	—	267	0.1	2,242	0.1	1,186	0.1
Interest income from restricted assets	(1,919)	(0.4)	(1,603)	(0.3)	(5,294)	(0.3)	(4,288)	(0.3)
Adjusted EBITDA	53,022	10.0	44,740	9.2	159,704	10.2	128,645	9.0
Depreciation and amortization expenses	(17,809)	(3.4)	(16,841)	(3.5)	(52,165)	(3.3)	(49,045)	(3.4)
Interest expense	(12,652)	(2.4)	(11,532)	(2.4)	(35,281)	(2.2)	(34,269)	(2.4)
Realized gain (loss) on investments	9	0.0	88	0.0	68	0.0	(437)	(0.0)
Interest and other income	602	0.1	532	0.1	1,791	0.1	1,664	0.1
Loss on early debt extinguishment	—	—	(184)	(0.0)	—	—	(377)	(0.0)
Income tax expense	(8,672)	(1.6)	(6,540)	(1.3)	(28,146)	(1.8)	(17,956)	(1.3)
Equity in earnings of unconsolidated subsidiary	170	0.0	21	0.0	425	0.0	38	0.0
Net income	$14,670	2.8%	$10,284	2.1%	$46,396	3.0%	$28,263	2.0%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	For the nine months ended September 30,

	2007	2006
Adjusted EBITDA	$159,704	$128,645
Interest paid	(33,734)	(32,699)
Change in accounts receivable	(71,007)	4,793
Change in other operating assets/liabilities	1,289	21,947
Equity based compensation	1,293	1,031
Other	(599)	(123)
Cash flows provided by operating activities	$56,946	$123,594

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended September 30, 2007		Quarter ended September 30, 2006		Nine months ended September 30, 2007		Nine months ended September 30, 2006
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$310,929	100.0%	$299,300	100.0%	$914,341	100.0%	$888,472	100.0%
Compensation and benefits	196,292	63.1	190,601	63.7	576,301	63.0	570,320	64.2
Operating expenses	71,682	23.1	71,132	23.8	207,289	22.7	190,259	21.4
Insurance expense	6,752	2.2	3,828	1.3	26,045	2.8	27,522	3.1
Selling, general and administrative expenses	10,916	3.5	9,766	3.3	30,308	3.3	29,098	3.3
Restructuring charges	—	—	267	0.1	2,242	0.2	1,186	0.1
Interest income from restricted assets	(720)	(0.2)	(611)	(0.2)	(2,160)	(0.2)	(1,833)	(0.2)
Adjusted EBITDA	26,007	8.4	24,317	8.1	74,316	8.1	71,920	8.1
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	26,007	8.4	24,317	8.1	74,316	8.1	71,920	8.1
Depreciation and amortization expense	(14,246)	(4.6)	(13,571)	(4.5)	(41,707)	(4.6)	(39,232)	(4.4)
Interest income from restricted assets	(720)	(0.2)	(611)	(0.2)	(2,160)	(0.2)	(1,833)	(0.2)
Income from operations	$11,041	3.6%	$10,135	3.4%	$30,449	3.3%	$30,855	3.5%

EmCare

	Quarter ended September 30, 2007		Quarter ended September 30, 2006		Nine months ended September 30, 2007		Nine months ended September 30, 2006
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$218,823	100.0%	$186,397	100.0%	$655,442	100.0%	$544,800	100.0%
Compensation and benefits	170,543	77.9	142,805	76.6	502,775	76.7	420,060	77.1
Operating expenses	10,791	4.9	9,381	5.0	31,442	4.8	25,911	4.8
Insurance expense	6,713	3.1	9,886	5.3	25,197	3.8	30,988	5.7
Selling, general and administrative expenses	4,960	2.3	4,894	2.6	13,774	2.1	13,571	2.5
Interest income from restricted assets	(1,199)	(0.5)	(992)	(0.5)	(3,134)	(0.5)	(2,455)	(0.5)
Adjusted EBITDA	27,015	12.3	20,423	11.0	85,388	13.0	56,725	10.4
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	27,015	12.3	20,423	11.0	85,388	13.0	56,725	10.4
Depreciation and amortization expenses	(3,563)	(1.6)	(3,270)	(1.8)	(10,458)	(1.6)	(9,813)	(1.8)
Interest income from restricted assets	(1,199)	(0.5)	(992)	(0.5)	(3,134)	(0.5)	(2,455)	(0.5)
Income from operations	$22,253	10.2%	$16,161	8.7%	$71,796	11.0%	$44,457	8.2%

Quarter ended September 30, 2007 compared to the quarter ended September 30, 2006

Consolidated

Our results for the three months ended September 30, 2007 reflect an increase in net revenue of $44.1 million and an increase in net income of $4.4 million compared to the three months ended September 30, 2006.  The increase in net income is attributable primarily to an increase of $8.3 million in Adjusted EBITDA partially offset by increases in depreciation and amortization expense and income tax expense.  Basic and diluted earnings per share were $0.35 and $0.34, respectively, for the three months ended September 30, 2007.  Basic and diluted earnings per share were $0.25 and $0.24, respectively, for the same period in 2006.

Net revenue.  For the three months ended September 30, 2007, we generated net revenue of $529.8 million compared to net revenue of $485.7 million for the three months ended September 30, 2006, representing an increase of 9.1%.  The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts.

Adjusted EBITDA. Adjusted EBITDA was $53.0 million, or 10.0% of net revenue, for the three months ended September 30, 2007 compared to $44.7 million, or 9.2% of net revenue, for the three months ended September 30, 2006. The increase is attributable primarily to the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2007 was $17.8 million, or 3.4% of net revenue, compared to $16.8 million, or 3.5% of net revenue, for the three months ended September 30, 2006.  The increase is attributable to amortization expense on additional contract intangible assets recorded on acquisitions since September 30, 2006 and depreciation expense related to growth in capital expenditures during 2006.

Interest expense. Interest expense for the three months ended September 30, 2007 was $12.7 million compared to $11.5 million for the three months ended September 30, 2006.  The increase is attributable primarily to rising interest rates and borrowings on our revolving credit facility during the quarter.

Income tax expense.  Income tax expense increased by $2.1 million for the three months ended September 30, 2007 compared to the same period in 2006, resulting primarily from increased operating income.  Our effective tax rate for the three months ended September 30, 2007 was 37.4% and 38.9% for the same period in 2006.

AMR

Net revenue.  Net revenue for the three months ended September 30, 2007 was $310.9 million, an increase of $11.6 million, or 3.9%, from $299.3 million for the same period in 2006. The increase in net revenue was due primarily to an increase in net revenue per transport of 1.9%, or $5.8 million, and an increase of 1.9%, or $5.8 million, in weighted transport volume.  The increase in net revenue per transport is attributable primarily to additional stand by and special event revenue in the quarter including a limited deployment under our newly executed agreement with the Federal Emergency Management Agency (“FEMA”).  Weighted transports increased 14,200 from the same quarter last year, primarily due to our acquisitions of Abbott Ambulance and MedicWest in July 2007, which added 33,600 transports in the quarter.  Ambulance transport volume in other markets increased 1.4%.  The increase was offset by a loss of transports due to our restructuring and exit of certain of our operations in Los Angeles and East Michigan.

Compensation and benefits.  Compensation and benefit costs for the three months ended September 30, 2007 were $196.3 million, or 63.1% of net revenue, compared to $190.6 million, or 63.7% of net revenue, for the three months ended September 30, 2006. Ambulance crew wages per ambulance unit hour increased by approximately 0.6%, or $0.7 million, principally from annual wage rate increases.  Ambulance unit hours increased period over period by 0.6%, or $0.6 million, due to the overall increase in transport volumes.  Non-crew wages increased by $4.4 million, or 9.2%, due to annual salary increases and compensation expenses from our acquisitions of Abbott Ambulance and MedicWest.

Operating expenses.  Operating expenses for the three months ended September 30, 2007 were $71.7 million, or 23.1% of net revenue, compared to $71.1 million, or 23.8% of net revenue, for the three months ended September 30, 2006. Operating expenses per weighted transport decreased 1.1% in the three months ended September 30, 2007 compared to the same period in 2006.

Insurance expense.  Insurance expense for the three months ended September 30, 2007 was $6.8 million, or 2.2% of net revenue, compared to $3.8 million, or 1.3% of net revenue, for the same period in 2006.  Due to continued improvement in current and prior year ultimate claims costs, we recorded a reduction of prior year insurance provisions of $4.7 million during the three months ended September 30, 2007 and $4.8 million during the three months ended September 30, 2006.  The 2006 insurance expense also included a reduction for provisions that were recorded in 2006.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended

September 30, 2007 was $10.9 million, or 3.5% of net revenue, compared to $9.8 million, or 3.3% of net revenue, for the three months ended September 30, 2006.

Restructuring charges.  Restructuring charges of $0.3 million were recorded during the three months ended September 30, 2006, related to the re-alignment of certain billing offices.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended September 30, 2007 was $14.2 million, or 4.6% of net revenue, compared to $13.6 million, or 4.5% of net revenue, for the same period in 2006. The increase is attributable to higher depreciation expense related to growth in capital expenditures during 2006.

EmCare

Net revenue.  Net revenue for the three months ended September 30, 2007 was $218.8 million, an increase of $32.4 million, or 17.4%, from $186.4 million for the three months ended September 30, 2006. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following June 30, 2006, we added 36 net new contracts which accounted for a net revenue increase of $16.4 million for the three months ended September 30, 2007.  Of the 36 net new contracts added since June 30, 2006, 31 were added in 2006 resulting in an increase in 2007 net revenue of $10.8 million.  During 2007, EmCare added 47 new contracts and terminated 42 contracts resulting in an increase in net revenue of $5.6 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $16.0 million, or 10.0%, for the three months ended September 30, 2007 due to a 6.9% increase in net revenue per patient visit from rate increases from our third-party payors.  Current period same store patient visits increased 3.1% over “same store” patient visits in the prior period.

Compensation and benefits.  Compensation and benefits costs for the three months ended September 30, 2007 were $170.5 million, or 77.9% of net revenue, compared to $142.8 million, or 76.6% of net revenue, for the same period in 2006. Provider compensation and benefits costs increased $13.4 million from net new contract additions. “Same store” provider compensation and benefits costs increased $10.2 million due to a 6.8% increase in provider compensation per patient visit attributable primarily to increases in net revenue.

Operating expenses.  Operating expenses for the three months ended September 30, 2007 were $10.8 million, or 4.9% of net revenue, compared to $9.4 million, or 5.0% of net revenue, for the same period in 2006.  Operating expenses increased primarily due to additional patient visits from net new contracts and additional off-hours radiology coverage.

Insurance expense.  Professional liability insurance expense for the three months ended September 30, 2007 was $6.7 million, or 3.1% of net revenue, compared to $9.9 million, or 5.3% of net revenue, for the three months ended September 30, 2006.  The decrease is due to the continued improvement in current and prior year ultimate claims costs resulting in a reduction of prior year insurance provisions of $3.1 million during the three months ended September 30, 2007.  There were no adjustments for prior year reserves in the three months ended September 30, 2006.

Selling, general and administrative.  Selling, general and administrative expense for the three months ended September 30, 2007 was $5.0 million, or 2.3% of net revenue, compared to $4.9 million, or 2.6% of net revenue, for the three months ended September 30, 2006.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended September 30, 2007 was $3.6 million, or 1.6% of net revenue, compared to $3.3 million, or 1.8% of net revenue, for the three months ended September 30, 2006.  Depreciation and amortization expense increased due to increased amortization expense related to the acquisition of Clinical Staffing Solutions, or CSS, in November 2006.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Consolidated

Our results for the nine months ended September 30, 2007 reflect an increase in net revenue of $136.5 million and an increase in net income of $18.1 million compared to the nine months ended September 30, 2006. The increase in net income is attributable primarily to an increase of $31.1 million in Adjusted EBITDA, partially offset by increases in depreciation and amortization expense and income tax expense. Basic and diluted earnings per share were $1.12 and $1.08, respectively, for the nine months ended September 30, 2007. Basic and diluted earnings per share were $0.68 and $0.67, respectively, for the same period in 2006.

Net revenue.  For the nine months ended September 30, 2007, we generated net revenue of $1,569.8 million compared to net revenue of $1,433.3 million for the nine months ended September 30, 2006, representing an increase of 9.5%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts.

Adjusted EBITDA.  Adjusted EBITDA was $159.7 million, or 10.2% of net revenue, for the nine months ended September 30, 2007 compared to $128.6 million, or 9.0% of net revenue, for the nine months ended September 30, 2006. The increase is attributable primarily to the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Depreciation and amortization expense.  Depreciation and amortization expense for the nine months ended September 30, 2007 was $52.2 million, or 3.3% of net revenue, compared to $49.0 million, or 3.4% of net revenue, for the nine months ended September 30, 2006. The increase is attributable to higher depreciation expense related to growth in capital expenditures during 2006 and amortization expense recorded on additional contract intangible assets on acquisitions since September 30, 2006.

Interest expense.  Interest expense for the nine months ended September 30, 2007 was $35.3 million compared to $34.3 million for the nine months ended September 30, 2006.  The increase is attributable primarily to rising interest rates and borrowings on our revolving credit facility during the nine months ended September 30, 2007.

Income tax expense.  Income tax expense increased by $10.2 million for the nine months ended September 30, 2007, compared to the same period in 2006, resulted primarily from increased operating income.  Our effective tax rate for the nine months ended September 30, 2007 was 38.0% compared with 38.9% for the same period in 2006.

AMR

Net revenue.  Net revenue for the nine months ended September 30, 2007 was $914.3 million, an increase of $25.9 million, or 2.9%, from $888.5 million for the same period in 2006. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 3.7%, or $32.9 million and a decrease of 0.8%, or $7.0 million, in weighted transport volume.  Revenue per weighted transport increased due primarily to revenue from our fixed wing air transportation services business acquired in July 2006, and from our Medicaid managed transportation business in Texas, a contract under which we began providing services in June 2006.  Weighted transports decreased 17,600 primarily from our restructuring and exit of certain of our operations in Los Angeles and East Michigan.  These operations accounted for a decrease of approximately 116,500 weighted transports for the nine months ended September 30, 2007 over the same period in 2006.  The decrease was offset by an increase in transports from our acquisition of Abbott Ambulance and MedicWest and by an increase in transport volume in other markets of 3.0%.

Compensation and benefits.  Compensation and benefit costs for the nine months ended September 30, 2007 were $576.3 million, or 63.0% of net revenue, compared to $570.3 million, or 64.2% of net revenue, for the nine months ended September 30, 2006. Ambulance crew wages per ambulance unit hour increased by approximately 2.3%, or $7.3 million, principally from annual wage rate increases.  Ambulance unit hours decreased period over period by 1.6% or $5.2 million, primarily in Los Angeles and East Michigan.  Non-crew wages increased $8.3 million, or 5.8% primarily from annual salary increases and additional compensation and benefit costs incurred under our fixed wing transportation services business, Medicaid management transportation contract and newly acquired companies.  Benefit costs decreased by $2.8 million for the nine months ended September 30, 2007 primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses.  Operating expenses for the nine months ended September 30, 2007 were $207.3 million, or 22.7% of net revenue, compared to $190.3 million, or 21.4% of net revenue, for the nine months ended September 30, 2006. Operating expenses per weighted transport increased 9.8% in the nine months ended September 30, 2007 compared to the same period in 2006. This change is due to an additional $15.9 million of operating expenses incurred under our fixed wing transportation services business and our Texas Medicaid managed transportation contract, under which we began providing services in June 2006.

Insurance expense.  Insurance expense for the nine months ended September 30, 2007 was $26.0 million, or 2.8% of net revenue, compared to $27.5 million, or 3.1% of net revenue, for the same period in 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs resulting in a reduction of prior year insurance provisions of $11.9 million during the nine months ended September 30, 2007, compared to an $8.8 million reduction recorded during the same period in 2006.

Selling, general and administrative.  Selling, general and administrative expense for the nine months ended September 30, 2007 was $30.3 million, or 3.3% of net revenue, compared to $29.1 million, or 3.3% of net revenue, for the nine months ended September 30, 2006.

Restructuring charges.  Restructuring charges of $2.2 million were recorded during the nine months ended September 30, 2007, related to the closure of one of our billing offices and restructuring our operations in Los Angeles and Orange Counties in

California.  Restructuring charges of $1.2 million were recorded during the nine months ended September 30, 2006, related to the re-alignment of certain west coast operations and billing offices.

Depreciation and amortization.  Depreciation and amortization expense for the nine months ended September 30, 2007 was $41.7 million, or 4.6% of net revenue, compared to $39.2 million, or 4.4% of net revenue, for the same period in 2006. The increase is attributable primarily to higher depreciation expense related to growth in capital expenditures during 2006.

EmCare

Net revenue.  Net revenue for the nine months ended September 30, 2007 was $655.4 million, an increase of $110.6 million, or 20.3%, from $544.8 million for the nine months ended September 30, 2006. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2005, we added 48 net new contracts which accounted for a net revenue increase of $59.9 million.  Of the 48 net new contracts added since December 31, 2005, 43 were added in 2006 resulting in an increase in 2007 net revenue of $49.0 million.  For the nine months ended September 30, 2007, EmCare added 47 new contracts and terminated 42 contracts resulting in an increase in net revenue of $10.9 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $50.8 million, or 11.4%, for the period ended September 30, 2007 due to a 6.6% increase in net revenue per patient visit from rate increases from our third-party payors and retroactive revenue adjustments of 3.4% recorded in the period.  Current period same store patient visits increased 1.4% compared to prior period patient visit levels.

Compensation and benefits.  Compensation and benefits costs for the nine months ended September 30, 2007 were $502.8 million, or 76.7% of net revenue, compared to $420.1 million, or 77.1% of net revenue, for the same period in 2006. Provider compensation and benefits costs increased $42.5 million from net new contract additions. “Same store” provider compensation and benefits costs increased $28.6 million due to an 8.7% increase in provider compensation per patient visit primarily due to increases in net revenue per patient visit.  The remaining variance is related primarily to higher expense for incentive compensation plans.

Operating expenses.  Operating expenses for the nine months ended September 30, 2007 were $31.4 million, or 4.8% of net revenue, compared to $25.9 million, or 4.8% of net revenue, for the same period in 2006.  Operating expenses increased primarily due to additional patient visits from net new contracts and additional off-hours radiology coverage.

Insurance expense.  Professional liability insurance expense for the nine months ended September 30, 2007 was $25.2 million, or 3.8% of net revenue, compared to $31.0 million, or 5.7% of net revenue, for the nine months ended September 30, 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs.  As a result, a reduction of prior year insurance provisions of $9.7 million was recorded during the nine months ended September 30, 2007.  A reduction of $1.4 million was recorded for the period ended September 30, 2006.

Selling, general and administrative.  Selling, general and administrative expense for the nine months ended September 30, 2007 was $13.8 million, or 2.1% of net revenue, compared to $13.6 million, or 2.5% of net revenue, for the nine months ended September 30, 2006.

Depreciation and amortization.  Depreciation and amortization expense for the nine months ended September 30, 2007 was $10.5 million, or 1.6% of net revenue, compared to $9.8 million, or 1.8% of net revenue, for the nine months ended September 30, 2006.  Depreciation and amortization expense increased due to increased amortization expense related to the CSS acquisition.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein. As of September 30, 2007, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding borrowings of $39.0 million and less outstanding letters of credit of $29.6 million at September 30, 2007. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net cash provided by (used in):
Operating activities	$56,946	$123,594
Investing activities	(111,142)	(87,614)
Financing activities	37,254	(31,564)

Operating activities. Net cash provided by operating activities was $56.9 million for the nine months ended September 30, 2007 compared to $123.6 million for the same period last year.  Operating cash flows were affected primarily by changes in accounts receivable, which increased operating cash flows by $4.8 million for the nine months ended September 30, 2006 and decreased operating cash flows by $71.0 million for the nine months ended September 30, 2007.  The 2006 period was impacted positively by the collection of hurricane-related and income tax receivables recorded in 2005.  The 2007 period has been impacted negatively by increases in accounts receivable at our EmCare segment related to a significant increase in revenue and delays in obtaining provider numbers from Medicare fiscal intermediaries required for billing, with resulting delays in the collection process.  Our AMR segment was impacted negatively in the 2007 period primarily due to the implementation of a new billing system in several markets and by our acquisition of MedicWest, in which we did not purchase the existing accounts receivable balances.  We expect these to be temporary delays in our collection process and to have no material effect on our financial condition or results of operations.  Transport related collections showed improvement in the third quarter of 2007.

Investing activities.  Net cash used in investing activities was $111.1 million for the nine months ended September 30, 2007 compared to $87.6 million for the same period in 2006.   The increase relates primarily to acquisitions of businesses of $75.6 million during the nine months ended September 30, 2007 compared with acquisitions of businesses of $11.6 million during the same period in 2006.  The increase in acquisitions was offset partially by a $24.5 million reduction in net insurance collateral funding and an $11.1 million reduction in net capital expenditures.

Financing activities. For the nine months ended September 30, 2007, net cash provided by financing activities was $37.3 million compared to net cash used in financing activities of $31.6 million for the nine months ended September 30, 2006.  Net cash from financing activities for the nine months ended September 30, 2007 includes net borrowings of $39.0 million under our revolving credit facility.  Net cash used in financing activities for the same period in 2006 includes unscheduled repayments of approximately $19.4 million on our senior secured credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate related exposure.

As of September 30, 2007, we had $518.3 million of debt, of which $263.7 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. Over the past twelve months, prime interest rates have decreased 0.5% and LIBOR interest rates have decreased approximately 0.3%. We expect continuing changes to these interest rates. Increases and decreases in interest rates affect our interest costs for our variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.3 million per year based on our outstanding indebtedness at September 30, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SEPTEMBER 30, 2007

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

EMERGENCY MEDICAL SERVICES CORPORATION
(registrant)

November 7, 2007	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

November 7, 2007	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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