Form 10-Q
period 2008-06-30
Emergency Medical Services CORP; Emergency Medical Services L.P.
filed 2008-08-07
CIK 1344154, 1334544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes  ☐  No  ☒

Shares of class A common stock outstanding at August 1, 2008 – 9,331,533; shares of class B common stock outstanding at August 1, 2008 – 142,545; LP exchangeable units outstanding at August 1, 2008 – 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenue	$571,079	$516,712	$1,136,865	$1,040,031
Compensation and benefits	400,501	357,309	794,852	712,241
Operating expenses	83,704	76,262	166,927	156,258
Insurance expense	17,568	17,476	38,531	37,777
Selling, general and administrative expenses	15,520	14,901	30,112	28,206
Depreciation and amortization expense	17,446	17,577	35,163	34,356
Restructuring charges	—	—	—	2,242
Income from operations	36,340	33,187	71,280	68,951
Interest income from restricted assets	1,735	1,660	3,490	3,375
Interest expense	(10,354)	(11,395)	(20,270)	(22,629)
Realized gain on investments	1,571	22	2,243	59
Interest and other income	287	532	589	1,189
Income before income taxes and equity in earnings of unconsolidated subsidiary	29,579	24,006	57,332	50,945
Income tax expense	(11,348)	(9,012)	(22,032)	(19,474)
Income before equity in earnings of unconsolidated subsidiary	18,231	14,994	35,300	31,471
Equity in earnings of unconsolidated subsidiary	104	101	54	255
Net income	18,335	15,095	35,354	31,726
Other comprehensive income (loss), net of tax:
Unrealized holding losses during the period	(3,107)	(723)	(1,760)	(425)
Unrealized gains (losses) on derivative financial instruments	2,165	—	(760)	—
Comprehensive income	$17,393	$14,372	$32,834	$31,301

Basic earnings per common share	$0.44	$0.36	$0.85	$0.76
Diluted earnings per common share	$0.43	$0.35	$0.82	$0.74
Weighted average common shares outstanding, basic	41,573,893	41,544,901	41,572,162	41,533,093
Weighted average common shares outstanding, diluted	43,022,034	43,211,661	43,052,668	43,120,416

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,019	$28,914
Insurance collateral	41,226	37,776
Trade and other accounts receivable, net	512,027	495,348
Parts and supplies inventory	20,124	20,010
Prepaids and other current assets	16,398	11,715
Current deferred tax assets	78,566	76,997
Total current assets	741,360	670,760
Non-current assets:
Property, plant and equipment, net	127,745	143,342
Intangible assets, net	76,112	81,717
Non-current deferred tax assets	76,587	94,961
Insurance collateral	126,572	146,638
Goodwill	329,300	313,124
Other long-term assets	24,508	29,021
Total assets	$1,502,184	$1,479,563
Liabilities and Equity
Current liabilities:
Accounts payable	$63,117	$64,855
Accrued liabilities	233,545	237,319
Current portion of long-term debt	4,828	4,717
Total current liabilities	301,490	306,891
Long-term debt	476,186	478,166
Insurance reserves and other long-term liabilities	240,945	245,010
Total liabilities	1,018,621	1,030,067
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,331,533 and 9,320,347 issued and outstanding in 2008 and 2007, respectively)	93	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2008 and 2007)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2008 and 2007)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2008 and 2007)	212,361	212,361
Additional paid-in capital	118,312	117,079
Retained earnings	154,310	118,956
Accumulated other comprehensive (loss) income	(1,514)	1,006
Total equity	483,563	449,496
Total liabilities and equity	$1,502,184	$1,479,563

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$35,354	$31,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,269	35,376
Gain on disposal of property, plant and equipment	(103)	(181)
Equity-based compensation expense	1,124	800
Equity in earnings of unconsolidated subsidiary	(54)	(255)
Dividends received	—	416
Deferred income taxes	18,622	19,050
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(13,752)	(63,934)
Parts and supplies inventory	(14)	(314)
Prepaids and other current assets	(4,638)	(3,570)
Accounts payable and accrued liabilities	(10,289)	162
Insurance accruals	(7,140)	4
Net cash provided by operating activities	55,379	19,280
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(10,180)	(22,743)
Proceeds from sale of property, plant and equipment	220	291
Acquisition of businesses, net of cash received	(19,957)	(477)
Net change in insurance collateral	14,856	(3,033)
Other investing activities	2,628	2,715
Net cash used in investing activities	(12,433)	(23,247)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	45	249
Repayments of capital lease obligations and other debt	(16,721)	(3,391)
Increase (decrease) in bank overdrafts	3,835	(2,743)
Borrowings under revolving credit facility	14,000	—
Net cash provided by (used in) financing activities	1,159	(5,885)
Change in cash and cash equivalents	44,105	(9,852)
Cash and cash equivalents, beginning of period	28,914	39,336
Cash and cash equivalents, end of period	$73,019	$29,484

Non-cash Activities
Capital lease obligations incurred	$682	$8,038

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.                General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and six months ended June 30, 2008 and 2007, the Company expensed $250 and $500, respectively, in respect of this fee.

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

The Company’s most recent actuarial valuation was completed in June 2008. As a result of this actuarial valuation, in the three and six months ended June 30, 2008 the Company recorded reductions in its provision for insurance liabilities of approximately $3.4 million and $6.2 million, respectively, related to its reserves for losses in prior years.  In the three and six months ended June 30, 2007 the Company recorded reductions in its provision for insurance liabilities of approximately $8.7 million and $13.8 million, respectively, as a result of an actuarial valuation completed in June 2007.

The long-term portion of insurance reserves was $139.0 million and $144.7 million as of June 30, 2008 and December 31, 2007, respectively.

Trade and Other Accounts Receivable, net

The Company determines its allowances based on payor reimbursement schedules, historical write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients. The Company’s accounts receivable allowances are as follows:

	June 30, 2008	December 31, 2007
Gross trade accounts receivable	$1,875,919	$1,693,862
Allowance for contractual discounts	953,442	832,738
Allowance for uncompensated care	481,434	431,920
Net trade accounts receivable	441,043	429,204
Other receivables, net	70,984	66,144
Net accounts receivable	$512,027	$495,348

Other receivables represent EmCare hospital subsidies and fees and AMR fees for stand-by and special events and subsidies from community organizations.

AMR contractual allowances are primarily determined on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience.  The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates.  The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients.  AMR’s allowances on self-pay accounts receivable are estimated on claim level, historical write-off experience.

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix.  These allowances are reviewed and adjusted monthly through revenue provisions.  In addition, an analysis is done after 15 months to compare actual cash collected on a date of service basis to the revenue recorded for that period.  Any adjustment necessary for an overage or deficit in these allowances based on actual collections is recorded through a retroactive revenue adjustment in the current period.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	46.1%	42.2%	45.9%	42.3%
Revenue net of contractual discounts	53.9%	57.8%	54.1%	57.7%
Provision for uncompensated care as a percentage of gross revenue	19.3%	20.1%	19.0%	19.8%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	35.8%	34.8%	35.1%	34.3%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  Retroactive adjustments in the three months ended June 30, 2008, which increased revenue, were 0.1% of consolidated net revenue compared to 1.7% of consolidated net revenue for the three months ended June 30, 2007.  Retroactive adjustments recorded in the six month period ended June 30, 2008, which increased revenue, were 0.4% of consolidated net revenue compared to 2.0% of consolidated net revenue for the six months ended June 30, 2007.

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

The Company holds 22.8% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

Recent Accounting Pronouncements

The Company adopted SFAS No. 157 Fair value measurement (“SFAS 157”) effective January 1, 2008, which among other things, requires additional disclosures about investments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories.

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date.  As required by SFAS 157, the Company does not adjust the quoted price for these investments.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The following table summarizes the valuation of EMSC’s investments by the above SFAS 157 fair value hierarchy levels as of June 30, 2008:

	Fair value measurements at June 30, 2008 using:
Description	Total	Level 1	Level 2
Assets:
Securities	$89,403	$83,622	$5,781

Liabilities:
Derivatives	$2,009	$—	$2,009

3.                Acquisitions

In March 2008, the Company completed its acquisition of River Medical, Inc. based in Lake Havasu, Arizona, which provides exclusive emergency ambulance transportation services to Lake Havasu City, and La Paz and Mohave Counties in western Arizona.  The Company believes that this acquisition positions the Company for future expansion in the Arizona market.  In April 2008, the Company completed its acquisition of Aldan Emergency Physicians, P.A. which provides emergency department staffing and management services at facilities located in Brooksville, Florida and Hudson, Florida. The total cost of these acquisitions was $20.0 million and the Company has recorded $14.5 million of goodwill, which amount is subject to adjustment based upon completion of purchase price allocations.

4.                Accrued Liabilities

Accrued liabilities were as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Accrued wages and benefits	$85,512	$79,781
Accrued paid time-off	27,418	24,687
Current portion of self-insurance reserves	58,391	59,821
Accrued restructuring	570	600
Current portion of compliance and legal	2,659	2,245
Accrued billing and collection fees	4,184	5,046
Accrued profit sharing	15,351	23,661
Accrued interest	10,039	10,407
Other	29,421	31,071
Total accrued liabilities	$233,545	$237,319

5.                Long-Term Debt

Long-term debt consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (6.69% at June 30, 2008)	223,015	224,167
Notes due at various dates from 2008 to 2022 with interest rates from 6% to 10%	1,788	2,292
Capital lease obligations due at various dates from 2008 to 2018 (see note 6)	6,211	6,424
	481,014	482,883
Less current portion	(4,828)	(4,717)
Total long-term debt	$476,186	$478,166

6.                Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles and certain leasehold improvements under capital leases. During the first quarter of 2007 the Company extended the term on the vehicles lease for an additional three years. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

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

On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that the Company’s Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements.   On December 10, 2006, AMR paid the $1.8 million in alleged overpayments.  However, the Company disagreed with the OIG’s finding, filed an administrative appeal and on May 15, 2008, received $1.2 million back from Medicare as a result of the successful appeal.  The outcome of this appeal did not have an impact on the results of operations of the Company.

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

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $431 and $300 for the three months ended June 30, 2008 and 2007, respectively, and $862 and $600 for the six months ended June 30, 2008 and 2007, respectively.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  Eligible directors receive a grant of RSUs having a fair market value of $100 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next following annual stockholder meeting.  In connection with this plan, the Company granted 4,145 and 2,705 RSUs per director in 2008 and 2007, respectively, and expensed $100 for each of the three month periods ended June 30, 2008 and 2007 and $200 for each of the six month periods ended June 30, 2008 and 2007.

Long-Term Incentive Plan

The Company’s original Long-Term Incentive Plan was approved by stockholders in May 2007 and an Amended and Restated Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2008.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

The Company granted options under the Plan  to key employees during the six months ended June 30, 2008 under the Plan. The options permit employees to purchase a total of 132,250 shares of class A common stock at a weighted average exercise price of $28.78 per share, vest and become exercisable ratably over a period of 4 years from the date of grant and have a maximum term of ten years.

The Company recorded a compensation charge of $31 during the three months ended June 30, 2008 and $62 for the six months ended June 30, 2008 in connection with the Plan.

Stock Purchase Plan/Employee Stock Purchase Plan

During the first quarter of 2008, the Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company’s Employee Stock Purchase Plan (together, the “SPPs”).  The purchases of stock under the SPPs will occur in September 2008 at a 5% discount to the closing price of the Company’s class A common stock on September 15, 2008, and as such no compensation charge has been recorded for the SPPs during the six months ended June 30, 2008.

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

Net income before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, interest expense and depreciation and amortization (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The accounting policies for reported segments are the same as for the Company as a whole.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Healthcare Transportation Services
Revenue	$323,672	$295,304	$649,988	$603,412
Segment Adjusted EBITDA	25,976	23,364	54,374	48,309
Emergency Management Services
Revenue	247,407	221,408	486,877	436,619
Segment Adjusted EBITDA	29,545	29,060	55,559	58,373
Total
Total revenue	571,079	516,712	1,136,865	1,040,031
Total Adjusted EBITDA	55,521	52,424	109,933	106,682
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$55,521	$52,424	$109,933	$106,682
Depreciation and amortization expense	(17,446)	(17,577)	(35,163)	(34,356)
Interest expense	(10,354)	(11,395)	(20,270)	(22,629)
Realized gain on investments	1,571	22	2,243	59
Interest and other income	287	532	589	1,189
Income tax expense	(11,348)	(9,012)	(22,032)	(19,474)
Equity in earnings of unconsolidated subsidiary	104	101	54	255
Net income	$18,335	$15,095	$35,354	$31,726

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	For the six months ended June 30,
	2008	2007
Adjusted EBITDA	$109,933	$106,682
Interest paid	(19,164)	(21,609)
Change in accounts receivable	(13,752)	(63,934)
Change in other operating assets/liabilities	(22,081)	(3,718)
Equity based compensation	1,124	800
Other	(681)	1,059
Cash flows provided by operating activities	$55,379	$19,280

10.          Guarantors of Debt

EMS LP financed the acquisition of AMR and EmCare in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under its senior secured credit facility. Its wholly-owned subsidiaries, AMR HoldCo, Inc. (f/k/a EMSC Management, Inc.) and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the senior secured credit facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the senior secured credit facility include a full, unconditional and joint and several guarantee by EMSC, EMS LP and EMSC’s domestic subsidiaries. The senior subordinated notes and senior secured credit facility do not include a guarantee by the Company’s captive insurance subsidiary. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and senior secured credit facility described above are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Consolidating Statement of Operations

For the three months ended June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$571,079	$7,952	$(7,952)	$571,079
Compensation and benefits	—	—	—	—	400,501	—	—	400,501
Operating expenses	—	—	—	—	83,704	—	—	83,704
Insurance expense	—	—	—	—	14,944	10,576	(7,952)	17,568
Selling, general and administrative expenses	—	—	—	—	15,520	—	—	15,520
Depreciation and amortization expense	—	—	—	—	17,446	—	—	17,446
Restructuring charge	—	—	—	—	—	—	—	—
Income (loss) from operations	—	—	—	—	38,964	(2,624)	—	36,340
Interest income from restricted assets	—	—	—	—	682	1,053	—	1,735
Interest expense	—	—	—	—	(10,354)	—	—	(10,354)
Realized gain on investments	—	—	—	—	—	1,571	—	1,571
Interest and other income	—	—	—	—	287	—	—	287
Income before income taxes	—	—	—	—	29,579	—	—	29,579
Income tax expense	—	—	—	—	(11,348)	—	—	(11,348)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	18,231	—	—	18,231
Equity in earnings of unconsolidated subsidiaries	18,335	18,335	3,637	14,698	104	—	(55,005)	104
Net income	$18,335	$18,335	$3,637	$14,698	$18,335	$—	$(55,005)	$18,335

Consolidating Statement of Operations

For the three months ended June 30, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$516,712	$6,867	$(6,867)	$516,712
Compensation and benefits	—	—	—	—	357,309	—	—	357,309
Operating expenses	—	—	—	—	76,262	—	—	76,262
Insurance expense	—	—	—	—	17,454	6,889	(6,867)	17,476
Selling, general and administrative expenses	—	—	—	—	14,901	—	—	14,901
Depreciation and amortization expense	—	—	—	—	17,577	—	—	17,577
Income (loss) from operations	—	—	—	—	33,209	(22)	—	33,187
Interest income from restricted assets	—	—	—	—	1,660	—	—	1,660
Interest expense	—	—	—	—	(11,395)	—	—	(11,395)
Realized gain on investments	—	—	—	—	—	22	—	22
Interest and other income	—	—	—	—	532	—	—	532
Income before income taxes	—	—	—	—	24,006	—	—	24,006
Income tax expense	—	—	—	—	(9,012)	—	—	(9,012)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	14,994	—	—	14,994
Equity in earnings of unconsolidated subsidiaries	15,095	15,095	2,050	13,045	101	—	(45,285)	101
Net income	$15,095	$15,095	$2,050	$13,045	$15,095	$—	$(45,285)	$15,095

Consolidating Statement of Operations

For the six months ended June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,136,865	$18,709	$(18,709)	$1,136,865
Compensation and benefits	—	—	—	—	794,852	—	—	794,852
Operating expenses	—	—	—	—	166,927	—	—	166,927
Insurance expense	—	—	—	—	34,162	23,078	(18,709)	38,531
Selling, general and administrative expenses	—	—	—	—	30,112	—	—	30,112
Depreciation and amortization expense	—	—	—	—	35,163	—	—	35,163
Restructuring charge	—	—	—	—	—	—	—	—
Income (loss) from operations	—	—	—	—	75,649	(4,369)	—	71,280
Interest income from restricted assets	—	—	—	—	1,364	2,126	—	3,490
Interest expense	—	—	—	—	(20,270)	—	—	(20,270)
Realized gain on investments	—	—	—	—	—	2,243	—	2,243
Interest and other income	—	—	—	—	589	—	—	589
Income before income taxes	—	—	—	—	57,332	—	—	57,332
Income tax expense	—	—	—	—	(22,032)	—	—	(22,032)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	35,300	—	—	35,300
Equity in earnings of unconsolidated subsidiaries	35,354	35,354	8,698	26,656	54	—	(106,062)	54
Net income	$35,354	$35,354	$8,698	$26,656	$35,354	$—	$(106,062)	$35,354

Consolidating Statement of Operations

For the six months ended June 30, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,040,031	$15,507	$(15,507)	$1,040,031
Compensation and benefits	—	—	—	—	712,241	—	—	712,241
Operating expenses	—	—	—	—	156,258	—	—	156,258
Insurance expense	—	—	—	—	37,718	15,566	(15,507)	37,777
Selling, general and administrative expenses	—	—	—	—	28,206	—	—	28,206
Depreciation and amortization expense	—	—	—	—	34,356	—	—	34,356
Restructuring charge	—	—	—	—	2,242	—	—	2,242
Income (loss) from operations	—	—	—	—	69,010	(59)	—	68,951
Interest income from restricted assets	—	—	—	—	3,375	—	—	3,375
Interest expense	—	—	—	—	(22,629)	—	—	(22,629)
Realized gain on investments	—	—	—	—	—	59	—	59
Interest and other income	—	—	—	—	1,189	—	—	1,189
Income before income taxes	—	—	—	—	50,945	—	—	50,945
Income tax expense	—	—	—	—	(19,474)	—	—	(19,474)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	31,471	—	—	31,471
Equity in earnings of unconsolidated subsidiaries	31,726	31,726	4,876	26,850	255	—	(95,178)	255
Net income	$31,726	$31,726	$4,876	$26,850	$31,726	$—	$(95,178)	$31,726

Consolidating Balance Sheet

As of June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$61,981	$11,038	$—	$73,019
Insurance collateral	—	—	—	—	21,367	43,528	(23,669)	41,226
Trade and other accounts receivable, net	—	—	—	—	511,037	990	—	512,027
Parts and supplies inventory	—	—	—	—	20,124	—	—	20,124
Other current assets	—	—	—	—	14,598	1,800	—	16,398
Current deferred tax assets	—	—	—	—	71,946	6,620	—	78,566
Current assets	—	—	—	—	701,053	63,976	(23,669)	741,360
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	127,745	—	—	127,745
Intercompany receivable	5,006	113,400	281,282	192,537	—	—	(592,225)	—
Intangible assets, net	—	—	—	—	76,112	—	—	76,112
Non-current deferred tax assets	—	—	—	—	80,033	(3,446)	—	76,587
Insurance collateral	—	—	—	—	43,852	84,805	(2,085)	126,572
Goodwill	—	—	—	—	328,842	458	—	329,300
Other long-term assets	—	—	6,393	2,855	15,260	—	—	24,508
Investment and advances in subsidiaries	478,557	365,157	216,160	148,983	16,807	—	(1,225,664)	—
Assets	$483,563	$478,557	$503,835	$344,375	$1,389,704	$145,793	$(1,843,643)	$1,502,184
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$63,046	$71	$—	$63,117
Accrued liabilities	—	—	5,295	4,744	192,532	32,731	(1,757)	233,545
Current portion of long-term debt	—	—	1,656	744	2,428	—	—	4,828
Current liabilities	—	—	6,951	5,488	258,006	32,802	(1,757)	301,490
Long-term debt	—	—	280,724	189,890	5,572	—	—	476,186
Other long-term liabilities	—	—	—	—	168,835	96,107	(23,997)	240,945
Intercompany	—	—	—	—	592,148	77	(592,225)	—
Liabilities	—	—	287,675	195,378	1,024,561	128,986	(617,979)	1,018,621
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	118,312	—	—	—	—	6,690	(6,690)	118,312
Retained earnings	154,310	154,310	28,845	124,523	154,296	8,297	(470,271)	154,310
Comprehensive income (loss)	(1,514)	(1,514)	(2,079)	1,507	(1,514)	1,790	1,810	(1,514)
Equity	483,563	478,557	216,160	148,997	365,143	16,807	(1,225,664)	483,563
Liabilities and Equity	$483,563	$478,557	$503,835	$344,375	$1,389,704	$145,793	$(1,843,643)	$1,502,184

Consolidating Balance Sheet

As of December 31, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$24,987	$3,927	$—	$28,914
Insurance collateral	—	—	—	—	24,498	13,278	—	37,776
Trade and other accounts receivable, net	—	—	—	—	494,376	972	—	495,348
Parts and supplies inventory	—	—	—	—	20,010	—	—	20,010
Other current assets	—	—	—	—	11,709	6	—	11,715
Current deferred tax assets	—	—	—	—	73,834	3,163	—	76,997

Current assets	—	—	—	—	649,414	21,346	—	670,760

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	143,342	—	—	143,342
Intercompany receivable	3,773	113,400	281,598	192,635	—	—	(591,406)	—
Intangible assets, net	—	—	—	—	81,717	—	—	81,717
Non-current deferred tax assets	—	—	—	—	94,092	869	—	94,961
Insurance collateral	—	—	—	—	49,200	102,280	(4,842)	146,638
Goodwill	—	—	—	—	312,666	458	—	313,124
Other long-term assets	—	—	7,124	3,231	18,666	—	—	29,021
Investment and advances in subsidiaries	445,723	332,323	212,555	119,754	3,458	—	(1,113,813)	—

Assets	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$64,746	$109	$—	$64,855
Accrued liabilities	—	—	5,547	4,860	196,565	30,347	—	237,319
Current portion of long-term debt	—	—	1,656	744	2,317	—	—	4,717

Current liabilities	—	—	7,203	5,604	263,628	30,456	—	306,891
Long-term debt	—	—	281,519	190,248	6,399	—	—	478,166
Other long-term liabilities	—	—	—	—	158,813	91,039	(4,842)	245,010
Intercompany	—	—	—	—	591,406	—	(591,406)	—

Liabilities	—	—	288,722	195,852	1,020,246	121,495	(596,248)	1,030,067

Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	117,079	—	—	—	—	6,690	(6,690)	117,079
Retained earnings	118,956	118,956	23,783	95,173	118,942	(5,500)	(351,354)	118,956
Comprehensive income (loss)	1,006	1,006	(622)	1,628	1,006	2,238	(5,256)	1,006

Equity	449,496	445,723	212,555	119,768	332,309	3,458	(1,113,813)	449,496

Liabilities and Equity	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$54,494	$885	$55,379
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(10,180)	—	(10,180)
Proceeds from sale of property, plant and equipment	—	—	—	—	220	—	220
Acquisition of businesses, net of cash received	—	—	—	—	(19,957)	—	(19,957)
Net change in insurance collateral	—	—	—	—	8,630	6,226	14,856
Net change in deposits and other assets	—	—	—	—	2,628	—	2,628
Net cash provided by (used in) investing activities	—	—	—	—	(18,659)	6,226	(12,433)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	45	—	—	—	—	—	45
Repayments of capital lease obligations and other debt	—	—	—	—	(16,721)	—	(16,721)
Increase in bank overdrafts	—	—	—	—	3,835	—	3,835
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(45)	—	—	—	45	—	—
Net cash provided by financing activities	—	—	—	—	1,159	—	1,159
Change in cash and cash equivalents	—	—	—	—	36,994	7,111	44,105
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914
Cash and cash equivalents, end of period	$—	$—	$—	$—	$61,981	$11,038	$73,019

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$14,956	$4,324	$19,280
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(22,743)	—	(22,743)
Proceeds from sale of property, plant and equipment	—	—	—	—	291	—	291
Acquisition of businesses, net of cash received	—	—	—	—	(477)	—	(477)
Net change in insurance collateral	—	—	—	—	1,135	(4,168)	(3,033)
Net change in deposits and other assets	—	—	—	—	2,715	—	2,715
Net cash used in investing activities	—	—	—	—	(19,079)	(4,168)	(23,247)
Cash Flows from Financing Activities
Issuance of EMSC equity	249	—	—	—	—	—	249
Repayments of capital lease obligations and other debt	—	—	—	—	(3,391)	—	(3,391)
Net intercompany borrowings (payments)	(249)	—	—	—	249	—	—
Decrease in bank overdrafts	—	—	—	—	(2,743)	—	(2,743)
Net cash used in financing activities	—	—	—	—	(5,885)	—	(5,885)
Change in cash and cash equivalents	—	—	—	—	(10,008)	156	(9,852)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336
Cash and cash equivalents, end of period	$—	$—	$—	$—	$29,321	$163	$29,484

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

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2008.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. We believe that AMR, over its more than 50 years of operating history, has become the leading provider of ambulance transport services in the United States. We believe that EmCare, over its more than 30 years of operating history, has become the leading provider of outsourced emergency department staffing and management services in the United States.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue is gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates.

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for the three and six months ended June 30, 2008 and 2007. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Net Revenue				Percentage of Total Volume
	Quarter ended June 30,		Six months ended June 30,		Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Medicare	24.5%	24.4%	24.7%	24.4%	25.7%	26.0%	26.2%	26.4%
Medicaid	4.6%	4.5%	4.6%	4.6%	10.9%	10.4%	10.7%	10.5%
Commercial insurance and managed care	49.7%	49.2%	49.6%	49.4%	42.1%	41.2%	42.0%	41.2%
Self-pay	4.4%	4.9%	4.5%	4.7%	21.3%	22.4%	21.1%	21.9%
Subsidies & fees	16.8%	17.0%	16.6%	16.9%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 57% of AMR’s net revenue for the six months ended June 30, 2008 was generated from emergency 9-1-1 ambulance transport services. Non-emergency ambulance transport services, including critical care transfers, wheelchair transports and other interfacility transports, or IFTs, accounted for 30% of AMR’s net revenue for the same period, with the balance generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2008, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 79% was generated from billings to third party payors and patients for patient visits and approximately 21% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

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

Recent Developments

The Company adopted SFAS No. 157 Fair value measurement (“SFAS 157”) effective January 1, 2008, which among other things, requires additional disclosures about investments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 16.1% and 12.0% of AMR’s operating expenses for the three months ended June 30, 2008 and 2007, respectively, and 14.6% and 11.3% for the six months ended June 30, 2008 and 2007, respectively.  Although we have generally been able to offset inflationary and other cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future fuel and inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Retroactive adjustments recorded in the first six months of the year, which increased revenue, were 0.4% of consolidated net revenue for the six months ended June 30, 2008 compared to 2.0% of consolidated net revenue for the six months ended June 30, 2007.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, interest expense and depreciation and amortization.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended June 30, 2008		Quarter ended June 30, 2007		Six months ended June 30, 2008		Six months ended June 30, 2007
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$571,079	100.0%	$516,712	100.0%	$1,136,865	100.0%	$1,040,031	100.0%
Compensation and benefits	400,501	70.1	357,309	69.2	794,852	69.9	712,241	68.5
Operating expenses	83,704	14.7	76,262	14.8	166,927	14.7	156,258	15.0
Insurance expense	17,568	3.1	17,476	3.4	38,531	3.4	37,777	3.6
Selling, general and administrative expenses	15,520	2.7	14,901	2.9	30,112	2.6	28,206	2.7
Restructuring charges	—	—	—	—	—	—	2,242	0.2
Interest income from restricted assets	(1,735)	(0.3)	(1,660)	(0.3)	(3,490)	(0.3)	(3,375)	(0.3)
Adjusted EBITDA	55,521	9.7	52,424	10.1	109,933	9.7	106,682	10.3
Depreciation and amortization expenses	(17,446)	(3.1)	(17,577)	(3.4)	(35,163)	(3.1)	(34,356)	(3.3)
Interest expense	(10,354)	(1.8)	(11,395)	(2.2)	(20,270)	(1.8)	(22,629)	(2.2)
Realized gain on investments	1,571	0.3	22	0.0	2,243	0.2	59	0.0
Interest and other income	287	0.1	532	0.1	589	0.1	1,189	0.1
Income tax expense	(11,348)	(2.0)	(9,012)	(1.7)	(22,032)	(1.9)	(19,474)	(1.9)
Equity in earnings of unconsolidated subsidiary	104	0.0	101	0.0	54	0.0	255	0.0
Net income	$18,335	3.2%	$15,095	2.9%	$35,354	3.1%	$31,726	3.1%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	For the six months ended June 30,
	2008	2007
Adjusted EBITDA	$109,933	$106,682
Interest paid	(19,164)	(21,609)
Change in accounts receivable	(13,752)	(63,934)
Change in other operating assets/liabilities	(22,081)	(3,718)
Equity based compensation	1,124	800
Other	(681)	1,059
Cash flows provided by operating activities	$55,379	$19,280

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended June 30, 2008		Quarter ended June 30, 2007		Six months ended June 30, 2008		Six months ended June 30, 2007
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$323,672	100.0%	$295,304	100.0%	$649,988	100.0%	$603,412	100.0%
Compensation and benefits	204,110	63.1	187,608	63.5	408,089	62.8	380,009	63.0
Operating expenses	75,691	23.4	65,955	22.3	149,782	23.0	135,607	22.5
Insurance expense	8,912	2.8	8,951	3.0	20,100	3.1	19,293	3.2
Selling, general and administrative expenses	9,665	3.0	10,145	3.4	19,007	2.9	19,392	3.2
Restructuring charges	—	—	—	—	—	—	2,242	0.4
Interest income from restricted assets	(682)	(0.2)	(719)	(0.2)	(1,364)	(0.2)	(1,440)	(0.2)
Adjusted EBITDA	25,976	8.0	23,364	7.9	54,374	8.4	48,309	8.0
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	25,976	8.0	23,364	7.9	54,374	8.4	48,309	8.0
Depreciation and amortization expense	(14,118)	(4.4)	(13,711)	(4.6)	(28,504)	(4.4)	(27,461)	(4.6)
Interest income from restricted assets	(682)	(0.2)	(719)	(0.2)	(1,364)	(0.2)	(1,440)	(0.2)
Income from operations	$11,176	3.5%	$8,934	3.0%	$24,506	3.8%	$19,408	3.2%

EmCare

	Quarter ended June 30, 2008		Quarter ended June 30, 2007		Six months ended June 30, 2008		Six months ended June 30, 2007
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$247,407	100.0%	$221,408	100.0%	$486,877	100.0%	$436,619	100.0%
Compensation and benefits	196,391	79.4	169,701	76.6	386,763	79.4	332,232	76.1
Operating expenses	8,013	3.2	10,307	4.7	17,145	3.5	20,651	4.7
Insurance expense	8,656	3.5	8,525	3.9	18,431	3.8	18,484	4.2
Selling, general and administrative expenses	5,855	2.4	4,756	2.1	11,105	2.3	8,814	2.0
Interest income from restricted assets	(1,053)	(0.4)	(941)	(0.4)	(2,126)	(0.4)	(1,935)	(0.4)
Adjusted EBITDA	29,545	11.9	29,060	13.1	55,559	11.4	58,373	13.4
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	29,545	11.9	29,060	13.1	55,559	11.4	58,373	13.4
Depreciation and amortization expenses	(3,328)	(1.3)	(3,866)	(1.7)	(6,659)	(1.4)	(6,895)	(1.6)
Interest income from restricted assets	(1,053)	(0.4)	(941)	(0.4)	(2,126)	(0.4)	(1,935)	(0.4)
Income from operations	$25,164	10.2%	$24,253	11.0%	$46,774	9.6%	$49,543	11.3%

Quarter ended June 30, 2008 compared to the quarter ended June 30, 2007

Consolidated

Our results for the three months ended June 30, 2008 reflect an increase in net revenue of $54.4 million and an increase in net income of $3.2 million compared to the three months ended June 30, 2007.  The increase in net income is attributable primarily to growth in income from operations, increase in realized gain on investments and a decrease in interest expense partially offset by increased income tax expense.  Basic and diluted earnings per share were $0.44 and $0.43, respectively, for the three months ended June 30, 2008.  Basic and diluted earnings per share were $0.36 and $0.35, respectively, for the same period in 2007.

Net revenue. For the three months ended June 30, 2008, we generated net revenue of $571.1 million compared to $516.7 million for the three months ended June 30, 2007, representing an increase of 10.5%.  The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $55.5 million, or 9.7% of net revenue, for the three months ended June 30, 2008 compared to $52.4 million, or 10.1% of net revenue for the three months ended June 30, 2007.  The 2007 period included additional positive revenue adjustments with an Adjusted EBITDA impact of approximately $1.9 million.

Interest expense. Interest expense for the three months ended June 30, 2008 was $10.4 million compared to $11.4 million for the three months ended June 30, 2007.  The decrease is attributable primarily to our interest rate swap agreement, which became effective in the fourth quarter of 2007.  The swap agreement converts $200.0 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.

Income tax expense. Income tax expense for the three months ended June 30, 2008 was $11.3 million compared to $9.0 million for the same period in 2007.  Our effective tax rate for the three months ended June 30, 2008 was 38.4%, and 37.5% for the same period in 2007.  The increase is due to growth in income from operations, increase in realized gain on investments and lower interest expense.

AMR

Net revenue. Net revenue for the three months ended June 30, 2008 was $323.7 million, an increase of $28.4 million, or 9.6%, from $295.3 million for the same period in 2007.  The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 5.0%, or $14.7 million, and an increase of 4.6%, or $13.7 million, in weighted transport volume.  The increase in net revenue per transport is attributable primarily to rate increases in several markets including adjustments for increased fuel costs.  Weighted transports increased 33,100 from the same quarter last year.  The change was due to an increase in weighted transports of 43,000 from acquisitions and an increase in transport volume in existing markets of 0.8% partially offset by a decrease in weighted transports of 15,200 from the restructuring and exit of certain of our operations.

Compensation and benefits. Compensation and benefit costs for the three months ended June 30, 2008 were $204.1 million, or 63.1% of net revenue, compared to $187.6 million, or 63.5% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 3.6%, or $3.9 million primarily attributable to annual wage rate increases.   Ambulance unit hours increased period over period by 4.3%, or $4.5 million.  The increase is due to our recent acquisitions and increased transport volume in existing markets partially offset by the restructuring and exit of certain of our operations in 2007.  Non-crew wages increased $4.7 million primarily due to additional compensation expenses from acquisitions of $2.8 million and annual salary increases of 3.9%.  Benefit costs increased by $3.6 million for the three months ended June 30, 2008 compared to the same period in 2007.  The change is attributable to additional benefit costs of $1.2 million related to our acquisitions and increased health insurance costs.

Operating expenses. Operating expenses for the three months ended June 30, 2008 were $75.7 million, or 23.4% of net revenue, compared to $66.0 million, or 22.3% of net revenue, for the three months ended June 30, 2007.  Operating expenses per weighted transport increased 9.7% in the three months ended June 30, 2008 compared to the same period in 2007.  The change is primarily due to increased fuel costs of $3.6 million and additional operating expenses of $4.3 million from our acquisitions.

Insurance expense. Insurance expense for the three months ended June 30, 2008 was $8.9 million, or 2.8% of net revenue, compared to $9.0 million, or 3.0% of net revenue, for the same period in 2007.  We recorded a reduction of prior year insurance provisions of $1.7 million during the three months ended June 30, 2008 and $4.1 million during the three months ended June 30, 2007.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2008 was $9.7 million, or 3.0% of net revenue, compared to $10.1 million, or 3.4% of net revenue, for the three months ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2008 was $14.1 million, or 4.4% of net revenue, compared to $13.7 million, or 4.6% of net revenue, for the same period in 2007.

EmCare

Net revenue. Net revenue for the three months ended June 30, 2008 was $247.4 million, an increase of $26.0 million, or 11.7%, from $221.4 million for the three months ended June 30, 2007. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following March 31, 2007, we added 37 net new contracts which accounted for a net revenue increase of $18.2 million for the three months ended June 30, 2008.  Of the 37 net new contracts added since March 31, 2007, 17 were added in 2007 resulting in an incremental increase in 2008 net revenue of $5.5 million.  During the three months ended June 30, 2008, EmCare added 24 new contracts and terminated 10 contracts resulting in an increase in net revenue of $12.7 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $7.8 million, or 4.1%, for the three months ended June 30, 2008.  The change is due to a 0.1% decrease (3.5% increase excluding retroactive revenue adjustments discussed below) in revenue per visit and an increase in same store patient visits of 4.2% over the prior period.  Retroactive adjustments, which increased revenue for the three months ended June 30, 2008 and 2007, were approximately 0.2% and 3.9% of EmCare’s net revenue, respectively.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2008 were $196.4 million, or 79.4% of net revenue, compared to $169.7 million, or 76.6% of net revenue, for the same period in 2007. Provider compensation and benefits costs increased $16.0 million from net new contract additions. Same store provider compensation and benefits costs were $9.1 million over prior period due to a 3.2% increase in provider compensation per patient visit attributable primarily to higher net revenue and patient visits.

Operating expenses. Operating expenses for the three months ended June 30, 2008 were $8.0 million, or 3.2% of net revenue, compared to $10.3 million, or 4.7% of net revenue, for the same period in 2007.  Operating expenses decreased primarily due to reduced off-hours radiology coverage, lower collection agency fees, and bank fees of approximately $0.7 million, which are now included in selling, general and administrative expenses.

Insurance expense. Professional liability insurance expense for the three months ended June 30, 2008 was $8.7 million, or 3.5% of net revenue, compared to $8.5 million, or 3.9% of net revenue, for the three months ended June 30, 2007.  The decrease as a percent of revenue is due to a reduction in current year reserves, offset by a $2.9 million decrease of prior year insurance provision reductions.  Insurance expense for the 2008 and 2007 periods includes reductions of prior year insurance provisions of $1.7 million and $4.6 million, respectively.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2008 was $5.9 million, or 2.4% of net revenue, compared to $4.8 million, or 2.1% of net revenue, for the three months ended June 30, 2007.  The increase is due primarily to an increase in regional travel expense associated with the increase in contracts during the period and bank fees of approximately $0.7 million, which bank fees were included in operating expenses.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2008 was $3.3 million, or 1.3% of net revenue, compared to $3.9 million, or 1.7% of net revenue, for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Consolidated

Our results for the six months ended June 30, 2008 reflect an increase in net revenue of $96.8 million and an increase in net income of $3.6 million compared to the six months ended June 30, 2007. The increase in net income is attributable primarily to growth in income from operations, higher realized gains on investments and a decrease in interest expense partially offset by increased income tax expense.  Basic and diluted earnings per share were $0.85 and $0.82, respectively, for the six months ended June 30, 2008. Basic and diluted earnings per share were $0.76 and $0.74, respectively, for the same period in 2007.

Net revenue. For the six months ended June 30, 2008, net revenue was $1,136.9 million compared to $1,040.0 million for the six months ended June 30, 2007, representing an increase of 9.3%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $109.9 million, or 9.7% of net revenue, for the six months ended June 30, 2008 compared to $106.7 million, or 10.3% of net revenue for the six months ended June 30, 2007. The six months ended June 30, 2007 included incremental positive revenue adjustments with an Adjusted EBITDA impact of $9.9 million.

Interest expense. Interest expense for the six months ended June 30, 2008 was $20.3 million compared to $22.6 million for the six months ended June 30, 2007.  The decrease is attributable primarily to our interest rate swap agreement, which became effective in the fourth quarter of 2007.  The swap agreement converts $200.0 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.

Income tax expense. Income tax expense increased $2.6 million for the six months ended June 30, 2008, compared to the same period in 2007, resulting primarily from increased operating income, increased realized gain on investments and lower interest expense.  Our effective tax rate for the six months ended June 30, 2008 was 38.4% compared with 38.2% for the same period in 2007.

AMR

Net revenue. Net revenue for the six months ended June 30, 2008 was $650.0 million, an increase of $46.6 million, or 7.7%, from $603.4 million for the same period in 2007. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of 3.9%, or $23.8 million, and an increase of 3.8%, or $22.8 million, in weighted transport volume.  The increase in net revenue per transport is attributable primarily to rate increases in several markets including adjustments for increased fuel costs.  Weighted transports increased 55,000 from the same period last year.  The change was due to an increase in weighted transports of 84,600 from acquisitions and an increase in transport volume in existing markets of 0.9%, partially offset by a decrease in weighted transports of 42,000 from the restructuring and exit of certain of our operations.

Compensation and benefits. Compensation and benefit costs for the six months ended June 30, 2008 were $408.1 million, or 62.8% of net revenue, compared to $380.0 million, or 63.0% of net revenue, for the six months ended June 30, 2007. Ambulance crew wages per ambulance unit hour increased by approximately 3.3%, or $7.3 million, principally from annual wage rate increases.  Ambulance unit hours increased period over period by 2.8% or $6.0 million.  The increase is due to our recent acquisitions and increased transport volume in existing markets partially offset by the restructuring of certain of our operations and exit of other markets in 2007.  Non-crew wages increased $8.8 million primarily due to additional compensation expenses from acquisitions of $5.1 million and annual salary increases of 3.6%.  Benefit costs increased by $6.7 million for the six months ended June 30, 2008 primarily due to increased benefit expense of $2.7 million from our acquisitions and increased health insurance costs.

Operating expenses. Operating expenses for the six months ended June 30, 2008 were $149.8 million, or 23.0% of net revenue, compared to $135.6 million, or 22.5% of net revenue, for the six months ended June 30, 2007. Operating expenses per weighted transport increased 6.4% in the six months ended June 30, 2008 compared to the same period in 2007. This change is due primarily to increased fuel costs of $5.6 million and additional operating expenses of $7.6 million from our acquisitions.

Insurance expense. Insurance expense for the six months ended June 30, 2008 was $20.1 million, or 3.1% of net revenue, compared to $19.3 million, or 3.2% of net revenue, for the same period in 2007.  We recorded a reduction of prior year insurance provisions of $3.6 million during the six months ended June 30, 2008 and $7.3 million during the six months ended June 30, 2007.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2008 was $19.0 million, or 2.9% of net revenue, compared to $19.4 million, or 3.2% of net revenue, for the six months ended June 30, 2007.

Restructuring charges. Restructuring charges of $2.2 million were recorded during the six months ended June 30, 2007, related to the closure of one of our billing offices and restructuring our operations in Los Angeles and Orange Counties in California.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2008 was $28.5 million, or 4.4% of net revenue, compared to $27.5 million, or 4.6% of net revenue, for the same period in 2007.  The increase is attributable primarily to amortization expense on additional contract intangible assets recorded on acquisitions since June 30, 2007.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2008 was $486.9 million, an increase of $50.3 million, or 11.5%, from $436.6 million for the six months ended June 30, 2007. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts.

Following December 31, 2006, we added 37 net new contracts which accounted for a net revenue increase of $31.5 million.  Of the 37 net new contracts added since December 31, 2006, 17 were added in 2007 resulting in an increase in 2008 net revenue of $15.4 million.  For the six months ended June 30, 2008, EmCare added 45 new contracts and terminated 25 contracts resulting in an incremental increase in net revenue of $16.1 million.  Net revenue under our same store contracts increased $18.7 million, or 5.0%, for the period ended June 30, 2008 due to a 0.1% increase (4.3% increase excluding retroactive revenue adjustments discussed below) in revenue per visit and an increase in same store patient visits of 4.9% over the prior period.  Retroactive adjustments, which increased revenue for the six months ended June 30, 2008 and 2007, were approximately 0.9% and 4.8% of EmCare’s net revenue, respectively.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2008 were $386.8 million, or 79.4% of net revenue, compared to $332.2 million, or 76.1% of net revenue for the same period in 2007. Provider compensation and benefits costs increased $29.9 million from net new contract additions. Same store provider compensation and benefits costs were $21.3 million over the prior period due to a 4.2% increase in provider compensation per patient visit primarily due to increases in net revenue per patient visit.  The remaining variance is related primarily to increased staffing due to higher patient volumes.

Operating expenses. Operating expenses for the six months ended June 30, 2008 were $17.1 million, or 3.5% of net revenue, compared to $20.7 million, or 4.7% of net revenue, for the same period in 2007.  Operating expenses decreased due primarily to reduced off-hours radiology coverage, lower collection agency fees, and bank fees of approximately $1.4 million, which are now included in selling, general and administrative expenses.

Insurance expense. Professional liability insurance expense for the six months ended June 30, 2008 was $18.4 million, or 3.8% of net revenue, compared to $18.5 million, or 4.2% of net revenue, for the six months ended June 30, 2007. The decrease as a percentage of net revenue is due to the continued improvement in current year ultimate claims costs.  A reduction of prior year insurance provisions of $2.6 million was recorded during the six months ended June 30, 2008 and a reduction of $6.6 million was recorded for the six months ended June 30, 2007.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2008 was $11.1 million, or 2.3% of net revenue, compared to $8.8 million, or 2.0% of net revenue, for the six months ended June 30, 2007.  The increase is due primarily to an increase in regional travel expense associated with the increase in contracts during the period and increased bank fees of approximately $1.4 million, which bank fees were previously included in operating expenses.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2008 was $6.7 million, or 1.4% of net revenue, compared to $6.9 million, or 1.6% of net revenue, for the six months ended June 30, 2007.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein. As of June 30, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, net cash from our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding letters of credit of $34.5 million at June 30, 2008. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Six months ended June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$55,379	$19,280
Investing activities	(12,433)	(23,247)
Financing activities	1,159	(5,885)

Operating activities. Net cash provided by operating activities was $55.4 million for the six months ended June 30, 2008 compared to $19.3 million for the same period last year.  Increases in accounts receivable decreased operating cash flows by $13.8 million for the six months ended June 30, 2008 compared to $63.9 million for the same period in 2007. The accounts receivable changes are related primarily to the billing system conversion and enrollment delays discussed below.  Accounts receivable increased during 2008 due to revenue growth, offset by increased collections for receivables delayed in 2007 for billing system conversions and for delays in obtaining provider numbers.  Accounts payable and accrued liabilities decreased operating cash flows by $10.3 million in 2008 compared to an increase of $0.2 million in 2007.  The decrease is attributable primarily to payment timing differences in accounts payable.

We regularly analyze days sales outstanding, or DSO, which is calculated by taking our net revenue for the period divided by the number of days in the period.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The following table outlines our DSO by segment and in total:

	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
AMR	86	87	89	89	90	82
EmCare	76	79	79	81	78	69
EMSC	82	84	85	86	85	77

EMSC’s DSO decreased 3 days for the six months ended June 30, 2008. The AMR DSO decrease of 3 days for the six months ended June 30, 2008 was primarily from the collection of receivables delayed as a result of the billing system conversion in several markets during 2007. AMR DSO increased 8 days in 2007, of which 6 days were related to this conversion.  We expect to collect the remaining net receivables related to the system conversion by the end of 2008.

EmCare’s DSO declined 3 days for the six months ended June 30, 2008.  The reduction was due to improved cash collections and from the collection of Medicare and Medicaid billings which had been delayed as a result of the time required to obtain provider numbers.  During the six months ended June 30, 2008, the total enrollment delayed amount decreased by approximately 26% and has been negatively affected by recent contract starts. The Company expects to collect these Medicare and Medicaid receivables, which currently represent approximately 5 days of EmCare’s DSO.

Investing activities.  Net cash used in investing activities was $12.4 million for the six months ended June 30, 2008 compared to $23.2 million for the same period in 2007.   The decrease in cash flows used in investing activities relates to reduced insurance collateral requirements of $14.9 million during 2008 compared to an increase in cash required for insurance collateral of $3.0 million during the 2007 period.  Net capital expenditure spending was $10.0 million during the six months ended June 30, 2008 compared to $22.5 million for the same period last year due primarily to the timing of capital purchases and the completion of system upgrades in the first half of 2007.  Cash used in the acquisition of businesses during the six months ended June 30, 2008 was $20.0 million compared to $0.5 million during the same period in 2007.

Financing activities. For the six months ended June 30, 2008, net cash provided by financing activities was $1.2 million compared to cash used in financing activities of $5.9 million for the six months ended June 30, 2007.  Net cash from financing activities for the six months ended June 30, 2008 includes an increase in bank overdrafts of $3.8 million offset by net debt repayments of $2.7 million.  At June 30, 2008 there were no amounts outstanding under our revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate our exposure to fluctuations in fuel prices.

We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments.  Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  At June 30, 2008, we were party to one interest rate swap agreement.  The swap agreement is with major financial institutions and amounts to $200 million of our variable rate debt.  This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of 3% at June 30, 2008) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate.  The swap agreement expires in December 2009.

As of June 30, 2008, we had $474.8 million of debt excluding capital leases, of which $23.0 million was variable rate debt under our senior secured credit facility ($200 million of which was fixed through an interest rate swap which expires in December 2009) and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates of 0.125% will change our interest costs on our senior secured credit facility by less than $0.1 million per year based on outstanding indebtedness at June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 6, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on February 27, 2008 and to our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2008.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 annual meeting of stockholders was held on May 28, 2008 in Englewood, Colorado.  The matters submitted for a vote at the meeting and the related election results were as follows:

1.                                      Election of one Class III director, Michael L. Smith, to our Board of Directors:

For: 327,291,538; Withheld: 524,659

The other directors whose terms of office continued after the meeting were: William A. Sanger, Robert M. Le Blanc, Steven B. Epstein, Paul B. Iannini and James T. Kelly.

2.                                      Approval of the Amended and Restated 2007 Long-Term Incentive Plan:

For: 322,978,953; Against: 4,257,091; Abstain: 9,801; Broker Non-Vote: 570,352

3.                                      Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

For: 327,803,284; Against: 9,097; Abstain: 3,816; Broker Non-Vote: 0

The amendments reflected in the Amended and Restated 2007 Long-Term Incentive Plan permit certain independent contractors associated with us or our subsidiaries to be eligible to receive stock awards under such Plan.  The material terms of the Amended and Restated 2007 Long-Term Incentive Plan and additional information regarding the matters approved at our 2008 annual meeting of stockholders are set forth in our definitive proxy statement filed with the Securities and Exchange Commission on April 29, 2008.

ITEM 6. EXHIBITS

10.16.2

Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 29, 2008).

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

August 7, 2008	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

August 7, 2008	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

10.16.2

Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 29, 2008).

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