Form 10-K
period 2008-12-31
Emergency Medical Services CORP; Emergency Medical Services L.P.
filed 2009-02-23
CIK 1344154, 1334544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers:
001-32701
333-127115

EMERGENCY MEDICAL SERVICES CORPORATION
EMERGENCY MEDICAL SERVICES L.P.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3738384 20-2076535 (IRS Employer Identification Number)
6200 S. Syracuse Way Suite 200 Greenwood Village, CO (Address of principal executive offices)	80111 (Zip Code)

Registrant's telephone number, including area code: 303-495-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the regisrant, computed by reference to the closing price for the registrant's class A common stock on the New York Stock Exchange on such date was $211.2 million (9,331,533 shares at a closing price per share of $22.63).

         Shares of class A common stock outstanding at February 13, 2009—9,606,766; shares of class B common stock outstanding at February 13, 2009—142,545; LP exchangeable units outstanding at February 13, 2009—32,107,500.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement to be used in connection with its 2009 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2008 are incorporated by reference into Part III, Items 10-14, of this Form 10-K.

 EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2008

EMERGENCY MEDICAL SERVICES CORPORATION

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K contains "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project," or "continue," or other similar words. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

        Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:

  •
  the impact on our revenue of changes in volume, mix of insured and uninsured patients, and third party and governmental reimbursement rates,

  •
  the adequacy of our insurance coverage and insurance reserves,

  •
  potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry,

  •
  our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians,

  •
  our ability to generate cash flow to service our debt obligations,

  •
  the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment,

  •
  the loss of services of one or more members of our senior management team,

  •
  the outcome of government investigations of certain of our business practices,

  •
  our ability to successfully restructure our operations to comply with future changes in government regulation,

  •
  the loss of existing contracts and the accuracy of our assessment of costs under new contracts,

  •
  the high level of competition in our industry,

  •
  our ability to maintain or implement complex information systems,

  •
  our ability to implement our business strategy,

  •
  our ability to successfully integrate strategic acquisitions, and

  •
  our ability to comply with the terms of our settlement agreements with the government.

        These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        Readers should review carefully Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for a more complete discussion of these and other factors that may affect our business.

PART I.

ITEM 1.    BUSINESS

Company Overview

        Emergency Medical Services Corporation ("EMSC", "we", "us", "our", or the "Company") is a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands, which represent American Medical Response, Inc. and EmCare Holdings Inc., respectively. AMR, with more than 50 years of operating history, is the leading provider of ambulance services in the United States based on net revenue and number of transports. EmCare, with more than 30 years of operating history, is the leading provider of outsourced emergency department staffing and related management services in the United States, based on number of contracts with hospitals and affiliated physician groups, and provides outsourced hospital-based physician services for hospitalist/inpatient, radiology, and anesthesiology. Approximately 90% of our net revenue for the year ended December 31, 2008 was generated under exclusive contracts. During 2008, we provided emergency medical services to approximately 11.4 million patients in nearly 2,100 communities nationwide and generated net revenue of $2.4 billion, of which AMR and EmCare represented 58% and 42%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2008.

        We offer a broad range of essential emergency and non-emergency medical services through our two business segments:

	AMR	EmCare
Core Services:	Pre- and post-hospital medical transportation	Hospital-based physician services
	Emergency ("911") and non-emergency ambulance transports	Emergency department staffing and related management services
	Managed transportation services Fixed-wing air ambulance services	Hospitalist/inpatient services, radiology, and anesthesiology
Customers:	Communities	Hospitals
	Government agencies	Independent physician groups
	Healthcare facilities	Attending medical staff
Insurers
National Market Position:	#1 provider of ambulance transports	#1 provider of outsourced emergency department services
	8% share of total ambulance market	8% share of emergency department services market
	21% of private provider ambulance market	12% of outsourced emergency department services market
Number of Contracts at December 31, 2008:	177 "911" contracts	474 hospital contracts
3,300 non-emergency transport arrangements
Volume for the year ended December 31, 2008:	3.4 million transports	8.0 million patient encounters

General Development of our Business

Company History

        AMR was founded in 1992 through the consolidation of several well-established regional ambulance companies, and since then has grown organically and through more than 200 acquisitions. In February 1997, AMR merged with another leading ambulance company and became the largest ambulance service provider in the United States.

        EmCare was founded in Dallas, Texas, in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990's.

        AMR and EmCare were acquired by Laidlaw International, Inc., previously Laidlaw Inc., or Laidlaw, in 1997 and became wholly-owned subsidiaries.

        Effective January 31, 2005, an investor group led by Onex Partners LP and Onex Corporation, or Onex, and including members of our management, purchased our operating subsidiaries—AMR and EmCare—from Laidlaw through a holding company, Emergency Medical Services L.P., or EMS LP, a limited partnership formed at the time of this acquisition.

        From the completion of our acquisition of AMR and EmCare, we operated through the holding company, EMS LP, until the formation of EMSC, a Delaware corporation. A re-organization was effected concurrently with our initial public offering of common stock on December 21, 2005, which resulted in AMR, EmCare and EMS LP becoming subsidiaries of EMSC, and EMSC controlling 100% of the voting power of EMS LP. As of December 31, 2008 we own 23.3%, and Onex owns 76.7%, of the equity in EMS LP. Onex's equity interest is held through LP exchangeable units that are immediately exchangeable for, and substantially equivalent to, our class B common stock.

Description of our Business

Industry Overview

        We operate in the ambulance and outsourced hospital-based physician services markets, two large and growing segments of the healthcare market. Our hospital-based physician services segment includes emergency department, hospitalist/inpatient, radiology, and anesthesiology services. By law, most communities are required to provide emergency ambulance services and most hospitals are required to provide emergency department services. Emergency medical services and hospital-based physician services are a core component of the range of care a patient could potentially receive in the pre-hospital and hospital-based settings. Accordingly, we believe that expenditures for these services will continue to correlate closely to growth in the U.S. hospital market and further, that the following key factors will continue to drive growth in all our medical services markets:

  •
  Increase in outsourcing.  Communities, government agencies and healthcare facilities are under significant pressure both to improve the quality and to reduce the cost of care. The outsourcing of certain medical services has become a preferred means to alleviate these pressures.

  •
  Favorable demographics.  The growth and aging of the population will be a significant demand driver for healthcare services, and we believe it will result in an increase in ambulance transports, emergency department visits and hospital admissions.

        Additional factors that may affect the emergency medical services industry are described elsewhere in this report. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" and "Business—Regulatory Matters."

Ambulance Services

        We believe the ambulance services market represents annual expenditures of approximately $14 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 40 million ambulance transports in 2008. There are a limited number of regional ambulance providers and we are one of only two national ambulance providers.

        Ambulance services encompass both 911 emergency response and non-emergency transport services, including critical care transfers, wheelchair transports and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians, or EMTs, to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics and/or EMTs to transport patients between healthcare facilities or between facilities and patient residences.

        911 emergency response services are provided primarily under long-term contracts with communities and government agencies. Non-emergency services generally are provided pursuant to non-exclusive contracts with healthcare facilities, managed care and insurance companies. Usage tends to be controlled by the facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non-emergency services are provided primarily by private ambulance companies. Quality of service, dependability and name recognition are critical factors in winning non-emergency business.

Hospital-Based Physician Services

Emergency Department

        We believe the physician reimbursement component of the emergency department services market represents annual expenditures of approximately $13 billion. There are approximately 4,860 hospitals in the United States that operate emergency departments, of which approximately 64% outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers. We believe we are one of only 6 national providers.

        Between 1996 and 2006, the total number of patient visits to hospital emergency departments increased from 90 million to 119 million, an increase of approximately 32%. At the same time, the number of hospital emergency departments declined 5%. As a result, the average number of patient visits per hospital emergency department increased substantially during that period. We believe increased volumes through emergency departments and cost pressures facing hospitals have resulted in an increased focus by facilities on their emergency departments.

Other Hospital-Based Physician Services

        We provide inpatient service physicians, hospitalists, for patients who are admitted to hospitals and either have no primary care physician or the attending physician requests our hospitalist to manage the patient. This program benefits hospitals by optimizing the average length of stay for patients; certain studies also indicate better patient outcomes and lower mortality rates with these hospitalist programs. This healthcare specialty is expected to continue to grow as hospitals face additional cost pressures and added focus on improving clinical outcomes.

        We provide radiology, including teleradiology, services to hospitals. The industry for these service lines is composed of a number of smaller local and regional groups, who are at a disadvantage by national providers who have the ability to recruit, train, and leverage existing capital and infrastructure support. Teleradiology, the process whereby digital radiologic images are sent from one point to another, has become a fast growing component of the healthcare arena. This technology allows hospitals to have access to full-time radiology support even when access to full-time radiologists may be limited.

        We also provide anesthesiology services to hospitals and free-standing surgery centers. These services are performed by anesthesiologists and certified registered nurse anesthetists. The anesthesiology market is highly fragmented and estimated to have annual expenditures between $15 billion and $20 billion.

Business Segments and Services

        We operate our business and market our services under our two business segments: AMR and EmCare. We provide ambulance transport services in 40 states and the District of Columbia and provide hospital-based physician services in 41 states.

        The following is a detailed business description for our two business segments.

AMERICAN MEDICAL RESPONSE

        American Medical Response, Inc., or AMR, is the leading provider of ambulance services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2008 we had an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During 2008, AMR treated and transported approximately 3.4 million patients in 40 states utilizing more than 4,100 vehicles that operated out of more than 200 sites. AMR has approximately 3,500 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with managed care and insurance companies.

        For 2008, approximately 53%, 57% excluding deployment revenue from AMR's agreement with the Federal Emergency Management Agency, or FEMA, of AMR's net revenue was generated from emergency 911 ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. The FEMA contract is described further in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results." Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 27%, 30% excluding FEMA deployment revenue, of AMR's net revenue for the same period. The remaining balance of net revenue for 2008 was generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies. During 2008, we completed the acquisition of River Medical based in Lake Havasu, Arizona, which provides exclusive emergency ambulance transportation services to Lake Havasu City, and La Paz and Mohave Counties in western Arizona.

        As derived from our annual consolidated financial statements, AMR's revenues, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the year ended December 31,
	2008	2007	2006
Net revenue	$1,401,801	$1,219,212	$1,189,447
Income from operations	72,261	33,284	35,203
Total identifiable assets	789,180	870,845	817,715

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on AMR's financial results.

        We provide substantially all of our ambulance services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

Services

        We provide a full range of emergency and non-emergency ambulance transport and related services, which include:

        Emergency Response Services (911).    We provide emergency response services primarily under long-term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to 911 calls in the designated area within a specified response time. We utilize two types of ambulance units—Advanced Life Support, or ALS, units and Basic Life Support, or BLS, units. ALS units, which are staffed by two paramedics or one paramedic and an emergency medical technician, or EMT, are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the patient's medical situation.

        Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 15% of AMR's net revenue for 2008.

        Non-Emergency Transport Services.    We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi-exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the "preferred" provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

        Non-emergency transport services include: (i) inter-facility critical care transport, (ii) wheelchair and stretcher-car transports, and (iii) other inter-facility transports.

  •
  Critical care transports are provided to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our medical specialists or by an employee of a healthcare facility to attend to a patient's specific medical needs.

  •
  Wheelchair and stretcher-car transports are non-medical transportation provided to handicapped and certain non-ambulatory persons in some service areas. In providing this service, we use vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation, or CPR.

  •
  Other inter-facility transports, that require advanced or basic levels of medical supervision during transfer, may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments, such as magnetic resonance imaging, or MRI, testing, CAT scans, dialysis or chemotherapy treatment, available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs.

        Other Services.    In addition to our 911 emergency and non-emergency ambulance services, we provide the following services:

  •
  Dispatch Services.  Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, aero medical transport programs and others.

  •
  Event Medical Services.  We provide medical stand-by support for concerts, athletic events, parades, conventions, international conferences and VIP appearances in conjunction with local and federal law enforcement and fire protection agencies. We have contracts to provide stand-by support for numerous sports franchises, various NASCAR events, Hollywood production studios and other specialty events.

  •
  Managed Transportation Services.  Managed care organizations, state agencies and insurance companies contract with us to manage a variety of their medical transportation-related needs, including call-taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems.

  •
  Paramedic Training.  We own and operate National College of Technical Instruction, or NCTI, the largest paramedic training school in the United States and the only accredited institution of its size, with approximately 1,900 graduates in 2008.

  •
  Air Ambulance Services.  We own Air Ambulance Specialists, Inc., a company we acquired in 2006 that arranges world-wide fixed-wing air ambulance transportation.

Medical Personnel and Quality Assurance

        Approximately 73% of our 18,000 employees have daily contact with patients, including approximately 5,500 paramedics, 7,700 EMTs and 200 nurses. Paramedics and EMTs must be state-certified to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 128 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Once this program is completed, state-certified EMTs are then eligible to participate in a state-certified paramedic training program. The average paramedic program involves over 1,000 hours of academic training in advanced life support and assessment skills.

        In most communities, local physician advisory boards develop medical protocols to be followed by paramedics and EMTs in a service area. In addition, instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications.

        We maintain a commitment to provide high quality pre- and post-hospital emergency medical care. In each location in which we provide services, a physician associated with a hospital we serve monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards.

        Our commitment to quality is reflected in the fact that 18 of our dispatch centers across the country are accredited by the Commission on Accreditation of Ambulance Services, or CAAS, representing 15% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

        Our internal patient billing services, or PBS, offices located across the United States invoice and collect for our services. We receive payment from the following sources:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  health maintenance organizations and private insurers,

  •
  individual patients, and

  •
  fees for stand-by and event driven coverage, including from FEMA, and community subsidies.

        The table below presents the approximate percentages of AMR's net revenue from the following sources:

	Percentage of AMR Net Revenue for the year ended December 31,
	2008	2007	2006
Medicare	28.5%	30.8%	30.6%
Medicaid	5.3	5.9	6.0
Commercial insurance/managed care	41.5	44.3	46.9
Self-pay	5.1	5.4	5.4
Fees/subsidies	19.6	13.6	11.1

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We have substantial experience in processing claims to third party payors and employ a billing staff trained in third party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements, and have the capability to electronically submit claims to the extent third party payors' systems permit. These systems also provide for tracking of accounts receivable and status pending payment.

        Companies in the ambulance services industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations."

        State licensing requirements, as well as contracts with communities and healthcare facilities, typically require us to provide ambulance services without regard to a patient's insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts is considered in negotiating a government-paid subsidy to provide for uncompensated care, and permitted rates under contracts with a community or government agency.

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in some regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, established regional rates, certain of which are higher than the BBA's national rates, and provided for the blending of the regional and national rates which extend the initial phase-in period until January 1, 2010. Other rate provisions included in the Medicare Modernization Act provided partial mitigation of the impact of the BBA decreases, including a provision that provided for a 1% to 2% increase for blended rates for the period from January 1, 2004 through December 31, 2006. In addition, effective July 1, 2008 the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which will be in effect through December 31, 2009. Because the Medicare Modernization Act relief is of limited duration, we continue to pursue strategies to offset the decreases mandated by the BBA, including seeking fee and subsidy increases.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $17 million in 2006, a decrease in AMR's net revenue of approximately $7 million in 2007, and an increase in AMR's net revenue of $14 million in 2008. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $24 million during 2009 and a potential decrease in AMR's net revenue of $20 million in 2010. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

        See "Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2008, we had 177 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2008, our top ten 911 contracts accounted for approximately $306 million, or 22% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 33 years.

        Our 911 emergency response arrangements typically specify maximum fees we may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. Communities and government agencies may also require us to provide a performance bond or other assurances of financial responsibility. The rates we are permitted to charge for services under a contract for emergency ambulance services and the amount of the subsidy, if any, we receive from a community or government agency depend in large part on the nature of the services we provide, payor mix and performance requirements.

        Non-Emergency Transport.    We have approximately 3,300 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

        Non-emergency transports often are provided to managed care or insurance plan members who are stabilized at the closest available hospital and are then moved to facilities within their health plan's network. We believe the increased prevalence of managed care benefits larger ambulance service providers, which can service a higher percentage of a managed care provider's members. This allows the managed care provider to reduce its number of vendors, thus reducing administrative costs and allowing it to negotiate more favorable rates with healthcare facilities. Our scale and broad geographic footprint enable us to contract on a national and regional basis with managed care and insurance companies. We have contracts with large healthcare networks and insurers including Kaiser, Aetna, Healthnet, Cigna and SummaCare.

        We believe that communities, government agencies, healthcare facilities, managed care companies and insurers consider the quality of care, historical response time performance and total cost to be among the most important factors in awarding and renewing contracts.

Dispatch and Communications

        Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours a day, seven days a week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of System Status Management, or SSM technology, to help determine optimal ambulance deployment and selection. In addition to dispatching our own ambulances, we also provide dispatching service for 56 communities where we are not an ambulance service provider. Our dispatch centers are staffed by EMTs and other experienced personnel who use local medical protocols to analyze and triage a medical situation and determine the best mode of transport.

        Emergency Transport.    Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center which, in turn, dispatches ambulances to the scene. While the ambulance is en-route to the scene, the ambulance crew receives information concerning the patient's condition prior to the ambulance's arrival at the scene. Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, which also may be responding to a call.

        Non-Emergency Transport.    Requests for non-emergency transports typically are made by physicians, nurses, case managers and hospital discharge coordinators who are interested primarily in prompt ambulance arrival at the requested pick-up time. We also offer on-line, web-enabled transportation ordering to certain facilities. We use our Millennium software to track and manage requests for transportation services for large healthcare facilities and managed care companies.

Management Information Systems

        We support our operations with integrated information systems and standardized procedures that enable us to efficiently manage the billing and collections processes and financial support functions. Our technology solutions provide information for operations personnel, including real-time operating statistics, tracking of strategic plan initiatives, electronic purchasing and inventory management solutions.

        We have three management information systems that we believe have significantly enhanced our operations—our e-PCR technology, an electronic patient care record-keeping system; our Millennium call-taking system, a call-taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies; and our SSM ambulance positioning system, a technology which enables us to use historical data on fleet usage patterns to predict where our emergency transport services are likely to be required.

Sales and Marketing

        Our sales and marketing team is focused on contract retention as well as generating new sales. Many new sales opportunities occur through referrals from our existing client base. These team members are frequently former paramedics or EMTs who began their careers in the emergency transportation industry and are therefore well-qualified to understand the needs of our customers. Our sales force is incentivized through a compensation package that includes base salary and bonus potential based on achieving specified performance targets.

        We respond to requests for proposals that generally include demographic information of the community or facilities, response time parameters, vehicle and equipment requirements, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to a request for proposal, AMR's management team ensures that the proposal is in line with appropriate financial and service parameters. Management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements and competition, to determine how to best achieve our business objectives and customer goals.

Risk Management

        We train and educate all new employees on our safety programs including, among others, emergency vehicle operations, various medical protocols, use of equipment and patient focused care and advocacy. Our safety training also involves continuing education programs and a monthly safety awareness campaign. We also work directly with manufacturers to design equipment modifications that enhance both patient and clinician safety.

        Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to incidents. Operations supervisors submit documentation of any incidents resulting in a claim to the third party administrator handling the claim. We have a dedicated liability unit with our third party administrator which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

        We utilize an on-board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in approximately 60% of our vehicles in emergency response markets.

Competition

        Our predominant competitors are fire departments and other governmental providers, with approximately 52% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve.

        Competition in the ambulance transport market is based primarily on:

  •
  pricing,

  •
  the ability to improve customer service, such as on-time performance and efficient call intake,

  •
  the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel, and

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, is the only other national provider of ambulance transport services and generates ambulance transport revenue less than half of AMR's net revenue. Other larger private provider competitors include Southwest Ambulance in Arizona and New Mexico, Acadian Ambulance Service in Louisiana and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

        Workers Compensation, Auto and General Liability.    We have retained liability for the first $1 million to $2 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co. or through an insurance subsidiary of American International Group, Inc., or AIG. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

        Professional Liability.    Since April 15, 2001, we have a self-insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, and covers the first $5 to $5.5 million for policy periods after April 15, 2002. We have umbrella policies with third party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million for each separate policy period.

Environmental Matters

        We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. We believe our current operations are in substantial compliance with all applicable environmental requirements and that we maintain all material permits required to operate our business.

        Certain environmental laws impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Releases have occurred at a few of the facilities we lease as a result of historical practices of the owners or former operators. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial position and results of operations. However, there can be no guarantee that these releases or newly discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

Employees

        The following is the break down of our employees by job classification as of December 31, 2008.

Job Classification	Full-time	Part-time	Total
Paramedics	3,530	1,963	5,493
Emergency medical technicians	5,071	2,603	7,674
Nurses	112	100	212
Support personnel	4,387	565	4,952

Total	13,100	5,231	18,331

        Approximately 46% of our employees are represented by 37 collective bargaining agreements. Twelve of these collective bargaining agreements, representing approximately 4,100 employees, are subject to renegotiation in 2009. While we believe we maintain a good working relationship with our employees, we have experienced some union work actions. We do not expect these actions to affect our ability to provide service to our patients and communities in a materially adverse manner.

EMCARE

        EmCare is the largest provider of outsourced emergency department staffing and related management services to healthcare facilities in the United States. As of December 31, 2008, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. During 2008, EmCare had approximately 8.0 million patient encounters in 41 states. EmCare has 474 contracts with hospitals and independent physician groups to provide emergency department, radiology, anesthesiology and hospitalist staffing, management and other administrative services. We have added 223 net new contracts since 2001. In April 2008, we acquired the assets of Aldan Emergency Physicians, P.A., which provides emergency department staffing and management services at facilities located in Brooksville, Florida and Hudson, Florida. In August 2008, we acquired the management services entity of Clinical Partners, P.A., a provider of anesthesiology services, as well as an associated billing company based in Longview, Texas.

In October 2008, we acquired Templeton Readings, LLC, which is based in Baltimore, Maryland and provides final reads and teleradiology services to contracts in 31 states.

        EmCare provides emergency department staffing, hospitalist, anesthesiology and radiology services, and related management services to healthcare facilities. We recruit and hire or subcontract with physicians and other healthcare professionals, who then provide professional services to the hospitals with whom we contract. We also have practice support agreements with independent physician groups and hospitals pursuant to which we provide unbundled management services such as billing and collection, recruiting, risk management and certain other administrative services.

        As derived from our annual consolidated financial statements, EmCare's revenues, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the year ended December 31,
	2008	2007	2006
Net revenue	$1,008,063	$887,781	$744,758
Income from operations	95,960	99,295	66,513
Total identifiable assets	576,211	558,272	446,590

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on EmCare's financial results.

Services

        We provide a full range of outsourced physician staffing and related management services for emergency department, hospitalist/inpatient services, radiology and anesthesiology programs, which include:

        Contract Management.    We utilize an integrated approach to contract management that involves physicians, non-clinical business experts, and operational and quality assurance specialists. An on-site medical director is responsible for the day-to-day oversight of the operation, including clinical quality, and works closely with the hospital's management in developing strategic initiatives and objectives. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer's expectations are identified, that service plans are developed and executed to meet those expectations, and that the Company's and the customer's financial objectives are achieved.

        Staffing.    We provide a full range of staffing services to meet the unique needs of each healthcare facility. Our dedicated clinical teams include qualified, career-oriented physicians and other healthcare professionals responsible for the delivery of high quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. Ensuring that each contract is staffed with the appropriately qualified physicians and that coverage is provided without any service deficiencies is critical to the success of the contract.

        Recruiting.    Many healthcare facilities lack the dedicated resources necessary to identify and attract specialized, career-oriented physicians. We have committed significant resources to the development of EmSource, a proprietary national physician database that we utilize in our recruiting programs across the country. Our marketing and recruiting staff continuously updates our database of nearly 900,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates. We actively recruit physicians through various media options including telemarketing, direct mail, conventions, journal advertising and our internet site.

        Scheduling.    Our scheduling departments schedule, or assist our medical directors in scheduling, physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24-hour service to ensure that unscheduled shift vacancies, due to situations such as physician illness and personal emergencies, are filled with alternative coverage.

        Payroll Administration and Benefits.    We provide payroll administration services for the physicians and other healthcare professionals with whom we contract to provide services at customer sites. Additionally, healthcare facilities benefit from the elimination of the overhead costs associated with the administration of payroll and, where applicable, employee benefits.

        Customer Satisfaction Programs.    We design and implement customized patient satisfaction programs for our hospital customers. These programs are designed to improve patient satisfaction through the use of communication, family inclusion and hospitality techniques. These programs are delivered to the clinical and non-clinical members of the hospital emergency department.

        Other Services.    We provide a substantial portion of our services to hospitals through our affiliate physician groups. There are situations in which hospitals and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet this need. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2008, we had 14 practice support agreements which generated $8.5 million in net revenue.

        Operational Assessments.    We undertake operational assessments for our hospital customers that include comprehensive reviews of critical operational matrices, including turnaround times, triage systems, "left without being seen," throughput times and operating systems. These assessments establish baseline values and develop and implement process improvement programs, and then we monitor the success of the initiatives.

        Practice Improvement.    We provide ongoing comprehensive documentation review and training for our affiliated physicians. We review certain statistical indicators that allow us to provide specific training to individual physicians regarding documentation, and we tailor training for broader groups of physicians as we see trends developing in documentation-related areas. Our training focuses on the completeness of the medical record or chart, specific payor requirements, and government rules and regulations.

Risk Management

        We utilize our risk management function, senior medical leadership and on-site medical directors to conduct aggressive risk management and quality assurance programs. We take a proactive role in promoting early reporting, evaluation and resolution of incidents that may evolve into claims. Our risk management function is designed to mitigate risk associated with the delivery of care and to prevent or minimize costs associated with medical professional liability claims and includes:

        Incident Reporting Systems.    We have established a comprehensive support system for medical professionals. Our Risk Management Hotline provides each physician with the ability to discuss medical issues with a peer, an attorney or a risk management specialist.

        Tracking and Trending Claims.    We utilize an extensive claims database developed from our experience in the emergency department setting. From this database, we track multiple data points on each professional liability claim. We utilize the database to identify claim trends and risk factors so that we can better target our risk management initiatives. Each year, we target the medical conditions associated with our most frequent professional liability claims, and provide detailed education to assist our affiliated medical professionals in treating these medical conditions.

        Professional Risk Assessment.    We conduct risk assessments of our medical professionals. Typically, a risk assessment includes a thorough review of professional liability claims against the professional, assessment of issues raised by hospital risk management and identification of areas where additional education may be advantageous for the professional.

        Hospital Risk Assessment.    We conduct risk assessments of potential hospital customers in conjunction with our sales and contracting process. As part of the risk assessment, we conduct a detailed analysis of the hospital's operations affecting the services of our affiliated medical professionals, including the triage procedures, on-call coverage, transfer procedures, nursing staffing and related matters in order to address risk factors contractually during negotiations with potential customer hospitals.

        Clinical Fail-Safe Programs.    We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We continue to develop "fail-safe" clinical tools and make them available to our affiliated physicians for use in conjunction with their practice and to our customer hospitals for use as a part of their peer review process. These "fail-safe" tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions (e.g., a heart attack).

        Quality Improvement Programs.    Our medical directors are actively engaged in their respective hospital's quality improvement committees and initiatives. In addition, we provide tools that provide guidance to the medical directors on how to conduct quality reviews of their physicians and help them track their physicians' medical practices.

        Proactive Professional Liability Claims Handling.    We utilize a third party claims administrator to manage professional liability claims against companies and medical professionals covered under our insurance program. For each case, detailed reports are reviewed to ensure proactively that the defense is comprehensive and aggressive. Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare's Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare's risk management personnel to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Billing and Collections

        We receive payment for patient services from:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  health maintenance organizations, preferred provider organizations and private insurers,

  •
  hospitals, and

  •
  individual patients.

        The table below presents the approximate percentages of EmCare's net revenue from the following sources:

	Percentage of EmCare Net Revenue for the year ended December 31,
	2008	2007	2006
Medicare	15.6%	16.6%	17.7%
Medicaid	3.1	3.0	2.9
Commercial insurance/managed care	55.5	54.1	53.5
Self-pay	3.2	3.5	3.7
Subsidies/fees	22.6	22.8	22.2

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We code and bill for physician services through our wholly-owned subsidiary, Reimbursement Technologies, Inc. We utilize state-of-the-art document imaging and paperless workflow processes to expedite the billing cycle and improve compliance and customer service.

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 760 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements, and has the capability to electronically submit most claims to the third party payors' systems. We forward uncollected accounts electronically to two outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

Contracts

        We have contracts with (i) hospital customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services, and (iii) affiliated physician groups and medical professionals to provide management services and various benefits. We also contract with large health systems as a national provider of hospital-based services.

        We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. EmCare or a subsidiary most frequently contracts directly with the hospital to provide physician staffing and management services. In some instances, a physician-owned professional corporation contracts with the hospital to provide physician staffing and management services, and the professional corporation, in turn, contracts with us for a wide range of management and administrative services, including billing, scheduling support, accounting and other services. The professional corporation pays our management fee out of the fees it collects from patients, third party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us. We refer to all of these physicians as our affiliated physicians, and these physicians and other individuals as our healthcare professionals.

        Hospital and Practice Support Contracts.    As of December 31, 2008, EmCare provided services under 474 contracts. Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

        Our contracts with hospitals provide for one of three payment models:

  •
  we bill patients and third party payors directly for physician fees,

  •
  we bill patients and third party payors directly for physician fees, with the hospital paying us an additional pre-arranged fee for our services, or

  •
  we bill the hospitals directly for the services of the physicians.

        In all cases, the hospitals are responsible for billing and collecting for non-physician-related services.

        We have established long-term relationships with some of the largest healthcare service providers. None of these customers represent revenue that amounts to 10% of our total net revenue for the years ended December 31, 2008, 2007, or 2006. Our top ten hospital emergency department contracts represent $78.5 million, or 8%, of EmCare's net revenue for the year ended December 31, 2008. We have maintained our relationships with these customers for an average of 15 years.

        Affiliated Physician Group Contracts.    In most states, we contract directly with our hospital customers to provide physician staffing and related management services. We, in turn, contract with a professional corporation that is wholly-owned by one or more physicians, which we refer to as an affiliated physician group, or with independent contractor physicians. It is these physicians who provide the medical professional services. We then provide comprehensive management services to the physicians. We typically provide professional liability and workers compensation coverage to our affiliated physicians.

        Certain states have laws that prohibit or restrict unlicensed persons or business entities from practicing medicine. The laws vary in scope and application from state to state. Some of these states may prohibit us from contracting directly with hospitals or physicians to provide professional medical services. In those states, the affiliated physician groups contract with the hospital, as well as all medical professionals. We provide management services to the affiliated physician groups.

        Medical Professional Contracts.    We contract with healthcare professionals as either independent contractors or employees to provide services to our customers. The healthcare professionals generally are paid an hourly rate for each hour of coverage, a variable rate based upon productivity or other objective criteria, or a combination of both a fixed hourly rate and a variable rate component. We typically arrange for professional liability and workers compensation coverage for our healthcare professionals.

        The contracts with healthcare professionals typically have one-year terms with automatic renewal clauses for additional one-year terms. The contracts can be terminated with cause for various reasons, and usually contain provisions allowing for termination without cause by either party upon 90 days' notice. Agreements with physicians generally contain a non-compete or non-solicitation provision and, in the case of medical directors, a non-compete provision. The enforceability of these provisions varies from state to state.

Management Information Systems

        We have invested in scalable information systems and proprietary software packages designed to allow us to grow efficiently and to deliver and implement our "best practice" procedures nationally, while retaining local and regional flexibility. We have developed and implemented several proprietary applications that we believe provide us with a competitive advantage in our operations.

Sales and Marketing

        Contracts for outsourced emergency department and other hospital-based services are obtained through strategic marketing programs and responses to requests for proposals. EmCare's business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group in his or her territory. A significant portion of the compensation program for these sales professionals is commission-based, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

        Emergency medicine practices vary among healthcare facilities. A healthcare facility request for proposal generally will include demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to a request for proposal, EmCare's senior management ensures that the proposal is consistent with certain financial parameters. Senior management evaluates all aspects of each proposal, including financial projections, staffing model, resource requirements and competition, to determine how to best achieve our business objectives and the customer goals.

Competition

        The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers handling an estimated 119 million patient visits in 2006. There are more than 4,800 hospitals in the United States with emergency departments, of which approximately 64% currently outsource physician services. Of these hospitals that outsource, we believe approximately 51% contract with a local provider, 20% contract with regional provider and 29% contract with a national provider.

        Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 5% share. Other national providers of outsourced emergency department services are Sterling Healthcare, National Emergency Service, Schumacher Group and California Emergency Physicians.

Insurance

        Professional Liability Program.    For the period January 1, 2002 through December 31, 2008, our professional liability insurance program provided "claims-made" insurance coverage with a limit of $1 million per loss event and a $3 million annual per physician aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

        For the 2002 through 2008 calendar years, most of our professional liability insurance coverage was provided by Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2005 calendar years.

        Captive Insurance Arrangement.    Our captive insurance company, EMCA Insurance Company, Ltd., or EMCA, is a wholly owned subsidiary of EmCare, formed under the Companies Law of the Cayman Islands. EMCA reinsures CCC for all losses associated with the CCC insurance policies under the professional liability insurance program, and provides collateral for the reinsurance arrangement through a trust agreement.

        Workers Compensation Program.    For the period September 1, 2002 through August 31, 2004, we procured workers compensation insurance coverage for employees of EmCare and affiliated physician groups through CCC. CCC reinsures a portion of this workers compensation exposure, on both a per claim and an aggregate basis, with EMCA.

        From September 1, 2004 through August 31, 2007, EmCare insured its workers compensation exposure through The Travelers Indemnity Company, which reinsured a portion of the exposure with EMCA. From September 1, 2007, EmCare has insured, and continues to insure, its workers compensation exposure through an insurance subsidiary of AIG.

Employees and Independent Contractors

        The following is the break down of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2008.

Job Classification	Full-time	Part-time	Total
Physicians	1,820	2,751	4,571
Physician assistants	291	313	604
Nurse practitioners	443	188	631
Non-clinical employees	1,268	263	1,531

Total	3,822	3,515	7,337

        We believe that our relations with our employees and independent contractors are good. None of our physicians, physician assistants, nurse practitioners or non-clinical employees are subject to any collective bargaining agreement.

        We offer our physicians substantial flexibility in terms of type of facility, scheduling of work hours, benefit packages, opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base.

EMSC Competitive Strengths

        We believe the following competitive strengths position our company to capitalize on the favorable trends occurring within the healthcare industry and the emergency medical services markets.

        Leading, Established Provider of Emergency Medical Services.    We are a leading provider of emergency medical services in the United States. We believe our track record of consistently meeting or exceeding our customers' service expectations, coupled with our ability to leverage our infrastructure and technology to drive increased productivity and efficiency, have contributed to our ability to retain existing and win new contracts.

        Significant Scale and Geographic Presence.    We believe our significant scale and broad geographic presence provide a competitive advantage over local and regional providers in most areas, including our cost efficiencies and broad program offerings, our ability to enter into national and regional contracts with managed care organizations and insurance companies, and our ability to recruit and retain quality personnel.

        Long-Term Relationships with Existing Customers.    We believe our long-term, well-established relationships with communities and healthcare facilities enhance our ability to retain existing customers and win new contracts.

        Strong Financial Performance.    One of the key factors our potential customers evaluate is financial stability. We believe the quality and breadth of our service offerings has allowed us to increase our net revenue at a faster rate than the market for emergency medical services. We believe our ability to demonstrate consistently strong financial performance will continue to differentiate our company and provide a competitive advantage in winning new contracts and renewing existing contracts.

        Focus on Risk Management.    Our risk management initiatives are enhanced by the use of our professional liability claims database and comprehensive claims management. We analyze this data to demonstrate claim trends on a national, hospital, physician and procedure level, helping to manage and mitigate risk exposure. AMR's risk/safety program is aimed at reducing worker injuries through training and improved equipment, and increasing vehicle safety through the use of technology.

        Investment in Core Technologies.    We utilize technology as a means to enhance the quality, reduce the cost of our service offerings, more effectively manage risk and improve our profitability. AMR uses proprietary technology to improve chart documentation, determine transportation service levels and track response times and other data for hospitals. EmCare uses proprietary physician recruitment software to improve recruitment efficiency and retention rates.

Business Strategy

        Increase Revenue from Existing Customers.    We believe our long track record of delivering excellent service and quality patient care, as well as the breadth of our services, creates opportunities for us to increase revenue from our existing customer base. We have established strategies aimed at assisting communities and facilities to manage their cost of emergency medical services and related physician services.

        Expand Our Existing Outsourced Hospital-Based Physician Services.    We recently acquired anesthesiology and teleradiology businesses that we believe complement our core services and leverage our competencies. The market demand at both our existing customers and new customers for these services provide new growth opportunities.

        Grow Our Customer Base.    We believe we have a unique competency in the treatment, management and billing of episodic and unscheduled care. We believe our long operating history, significant scope and scale and leading market position provide us with new and expanded opportunities to grow our customer base.

        Pursue Select Acquisition Opportunities.    The emergency medical and hospital-based physician services industries are highly fragmented, with only a few large national providers, and presents opportunities for consolidation. We plan to pursue select acquisitions in our existing business segments, including acquisitions to enhance our presence in existing markets and our entry into new geographic markets. We will also explore the acquisition of complementary businesses and seek opportunities to expand the scope of services in which we can leverage our core competencies.

        Utilize Technology to Differentiate Our Services and Improve Operating Efficiencies.    We intend to continue to invest in technologies that broaden our services in the marketplace, improve patient care, enhance our billing efficiencies and increase our profitability.

        Continued Focus on Risk Management.    We will continue to conduct aggressive risk management programs for loss prevention and early intervention. We will continue to develop and utilize clinical "fail safes" and use technology in our ambulances to reduce vehicular incidents.

Regulatory Matters

        As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities and healthcare professionals are subject to extensive and increasing regulation by numerous federal and state government entities as well as local government agencies. Specifically, but without limitation, we are subject to the following laws and regulations.

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For 2008, we received approximately 23% of our net revenue from Medicare and 4% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

        Reimbursement to us typically is conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors. Additional factors that could complicate our billing include:

  •
  disputes between payors as to which party is responsible for payment,

  •
  the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government, and

  •
  failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

        Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

        We establish an allowance for discounts applicable to Medicare, Medicaid and other third party payors and for doubtful accounts based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

        We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise.

        Ambulance Services Fee Schedule.    In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, or CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

        The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. Prior to that date, Medicare used a charge-based reimbursement system for ambulance transport services and reimbursed 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient was responsible for co-pay amounts, deductibles and the remaining balance of the transport cost, if we did not accept the assigned reimbursement, and Medicare required us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considered and applied the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, and the inflation-indexed charge limit.

        The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year by the Consumer Price Index. Additional adjustments to the base rate conversion factor are included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare's allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. Originally, the Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

        With the passage of the Medicare Modernization Act, temporary modifications were made to the amounts payable under the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the national fee schedule on a temporary basis, until 2010. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. Among other relief, the Medicare Modernization Act provided for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, through December 31, 2006. In addition, effective July 1, 2008 the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which will be in effect through December 31, 2009.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule, as modified by the provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $17 million in 2006, a decrease in AMR's net revenue of approximately $7 million in 2007 and an increase in AMR's net revenue of approximately $14 million in 2008. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $24 million for 2009 and a potential decrease in AMR's net revenue of $20 million in 2010. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

        Local Ambulance Rate Regulation.    State or local government regulations or administrative policies regulate rate structures in some states in which we provide ambulance transport services. For example, in certain service areas in which we are the exclusive provider of ambulance transport services, the community sets the rates for emergency ambulance services pursuant to an ordinance or master contract and may also establish the rates for general ambulance services that we are permitted to charge. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon a national fee schedule, or Fee Schedule, which contains a list of uniform rates. The payment rates under the Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. Payment rates under the Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index, or MEI, which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. In July of 2008, Congress passed legislation to prevent a 10.6% reduction in Medicare physician payments which was scheduled to take effect July 1, 2008. The legislation replaced the scheduled 10.6% cut with a 0.5% increase for the remainder of 2008 (retroactive to July 1, 2008) and raised reimbursement rates by an average of 1.1% in 2009. However, if Congress does not act before January 1, 2010 with further legislation, Medicare physician payments will be reduced by a projected 21% beginning in 2010. Congressional leaders have pledged to take action to prevent this pending reduction. Moreover, unless Congress takes additional action in the future to modify or reform the mechanism by which the Fee Schedule payment rates are updated, significant reductions in Medicare reimbursement will continue to occur annually, and these reductions could have a material adverse effect on our business, financial condition and results of operations.

        Medicare Reassignment.    The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. Historically, there was no exception that allowed us to receive directly Medicare payments related to the services of independent contractor physicians. However, the Medicare Modernization Act amended the Medicare reassignment statute as of December 8, 2003 and now permits our independent contractor physicians to reassign their Medicare receivables to us under certain circumstances. In 2004, CMS promulgated regulations implementing this statutory change. The regulations impose two additional program integrity safeguard requirements on reassignments made under the independent contractor exception. These require that both the entity receiving payment and the physician be jointly and severally responsible for any Medicare overpayment to that entity; and the physician have unrestricted access to claims submitted by an entity for services provided by the physician. We have taken steps to ensure all reassignments by independent contractor physicians comply with these regulatory requirements.

        Rules Applicable to Midlevel Practitioners.    EmCare utilizes physician assistants and nurse practitioners, sometimes referred to collectively as "midlevel practitioners," to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the midlevel practitioner's chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a midlevel practitioner's services are reimbursed at a rate equal to 85% of the physician fee schedule amount. However, when a midlevel practitioner assists a physician who is directly and personally involved in the patient's care, we often bill for the services of the physician at the full physician fee schedule rates and do not bill separately for the midlevel practitioner's services. We believe our billing and documentation practices related to our use of midlevel practitioners comply with applicable state and federal laws, but we cannot assure you that enforcement authorities will not find that our practices violate such laws.

        Ambulance Rates Payable by Medicare HMOs.    One of the changes made by ambulance fee schedule Final Rule was to require ambulance providers to "accept assignment" from Medicare and Medicare HMOs. Medicare HMOs are private insurance companies which operate managed care plans that enroll Medicare beneficiaries who elect to enroll in a plan in lieu of regular Medicare coverage. When a provider accepts assignment, it agrees to accept the rate established by Medicare as payment in full for services covered by Medicare or the Medicare HMO and to write off the balance of its charges. Prior to the implementation of the Final Rule, ambulance providers were not required to accept assignment and could obtain payment from Medicare patients or Medicare HMOs for the provider's full charges, which typically are higher than the Medicare rate. When the requirement to accept assignment became effective on April 1, 2002, many Medicare HMOs continued to pay ambulance providers their full charges, even though they could have paid them the Medicare rate. Many Medicare HMOs subsequently have taken the position that the amount paid to such providers in excess of the Medicare rate constituted an overpayment that must be refunded by the provider. We have received such refund demands from some Medicare HMOs and, in order to minimize litigation costs, have agreed to partial repayment of amounts received from the plans in excess of the Medicare rate. We have no reason to believe that additional HMOs will make such demands, but we cannot assure you that there will be no further demands.

        The SNF Prospective Payment System.    Under the Medicare prospective payment system, or PPS, applicable to skilled nursing facilities, or SNFs, the SNFs are financially responsible for some ancillary services, including certain ambulance transports, or PPS transports, rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF's Medicare patients. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General of the Department of Health and Human Services, or the OIG, has issued two industry-wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe AMR currently has procedures in place to correctly identify and bill for PPS transports, we cannot assure you that AMR will not be subject to such recoupments and other possible penalties.

        Paramedic Intercepts.    Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established "paramedic intercept" arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe AMR currently has procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

        Patient Signatures.    Medicare regulations require that providers obtain the signature of the patient or, if the patient is unable to provide a signature, the signature of a representative as defined in the regulations, prior to submitting a claim for payment from Medicare. Historically, until January 1, 2008, an exception existed for situations where it is not reasonably possible to obtain a patient or representative signature, provided that the reason for the exception is clearly documented and certain additional documentation was completed. This exception was historically interpreted as applying to both emergency and non-emergency transports. Effective January 1, 2008, these regulations were revised and reinterpreted by CMS to limit this exception to emergency transports, provided the ambulance company obtained the signature of a representative of the receiving facility, or other specified documentation from that facility as proof of transport and maintains certain other documentation. Following this change, until a subsequent change became effective on January 1, 2009, if we were unable to obtain the signature of a Medicare non-emergency patient or a qualified representative, we could not bill Medicare for the transport and were required to seek payment directly from the patient. These revised requirements exacerbated the difficulty ambulance providers historically had in complying with the patient signature requirements. Effective January 1, 2009, Medicare again revised the signature requirements to expand the exception to non-emergency patients for whom it is not reasonably possible to obtain a patient or representative signature, provided the specified requirements are met. Even with these changes, the requirement to obtain patient signatures or comply with the requirements for meeting the exception could adversely impact our cash flow because of the delays that may occur in meeting such requirements, or our inability to bill Medicare when we are unable to do so. Further, although we believe AMR currently has procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

        Physician Certification Statements.    Under applicable Medicare rules, ambulance providers are required to obtain a certification of medical necessity from the ordering physician in order to bill Medicare for repetitive non-emergency transports provided to patients with chronic conditions, such as end-stage renal disease. For certain other non-emergency transports, ambulance providers are required to attempt to obtain a certification of medical necessity from a physician or certain other practitioners. In the event the provider is not able to obtain such certification within 21 days, it may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Acceptable documentation includes any U.S. postal document (e.g., signed return receipt or Postal Service Proof of Service Form) showing that the ordering practitioner was sent a request for the certification. Although we believe AMR currently has procedures in place to assure we are in compliance with these requirements, we cannot assure you that enforcement agencies will not find that we have failed to comply.

        Coordination of Benefits Rules.    When our services are covered by multiple third party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as "coordination of benefits," or COB. The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases Medicare or other government payors can be billed as a "secondary payor" only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. In some instances, multiple payors may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payors as the primary payor when that program should be billed as the secondary payor, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, we cannot assure you that payors or enforcement agencies will not find that we have violated these requirements.

        Consequences of Noncompliance.    In the event any of our billing and collection practices, including but not limited to those described above, violate applicable laws such as those described below, we could be subject to refund demands and recoupments. If our violations are deemed to be willful, knowing or reckless, we may be subject to civil and criminal penalties under the False Claims Act or other statutes, including exclusion from federal and state healthcare programs. To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts which could have a material adverse effect on our revenue, provision for uncompensated care and cash flow.

Federal False Claims Act

        Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These "qui tam" whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

        The government and some courts have taken the position that claims presented in violation of the various statutes, including the federal Anti-Kickback Statute and the Stark Law, described below, can be considered a violation of the federal False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

Federal Anti-Kickback Statute

        We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 in which parties can seek an advisory opinion from the OIG.

        We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to skilled nursing facilities, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on HHS and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See "—Corporate Compliance Program and Corporate Integrity Obligations."

        Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies: (1) transports for which the facility must pay the ambulance company, and (2) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports. The OIG opined that such discounts implicate the Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG's views. In 2006, we entered into a settlement with the U.S. Department of Justice and a Corporate Integrity Agreement to settle allegations that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. See Item 3, "Legal Proceedings".

        The OIG has also addressed potential violations of the Anti-Kickback Statute (as well as other risk areas) in its Compliance Program Guidance for Ambulance Suppliers. In addition to discount arrangements with health facilities, the OIG notes that arrangements between local governmental agencies that control 911 patient referrals and ambulance companies which receive such referrals may violate the Anti-Kickback Statute if the ambulance companies provide inappropriate remuneration in exchange for such referrals. Although we believe we have structured our arrangements with local agencies in a manner which complies with the Anti-Kickback Statute, we cannot assure you that enforcement agencies will not find that some of those arrangements violate that statute.

Fee-Splitting; Corporate Practice of Medicine

        EmCare employs or contracts with physicians or physician-owned professional corporations to deliver services to our hospital customers and their patients. We frequently enter into management services contracts with these physicians and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These activities are subject to various state laws that prohibit the practice of medicine by corporations and are intended to prevent unlicensed persons from interfering with or influencing the physician's professional judgment and the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on corporate practice of medicine. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

Federal Stark Law

        We are also subject to a provision of the Social Security Act, commonly known as the "Stark Law." Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally-funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Although we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

        We are also subject to other federal healthcare fraud and abuse laws. Under the Health Insurance Portability and Accountability Act of 1996, there are two additional federal crimes that could have an impact on our business: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters." The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

        Another statute, commonly referred to as the Civil Monetary Penalties Law, imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs.

        Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996

        The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by HHS no later than April 14, 2003. We believe we have taken reasonable measures to comply with these requirements.

        The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following civil and criminal penalties: (1) civil money penalties for HIPAA privacy violations are $100 per incident, to a maximum of $25,000, per person, per year, per standard violated; (2) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses such information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (3) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (4) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

        In addition to enacting the foregoing privacy requirements, HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule required covered entities to meet specified standards by April 25, 2005. The security standards contained in the final rule do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. We believe we have taken reasonable steps to comply with these standards.

        HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. We believe we have taken reasonable steps to comply with these standards.

Fair Debt Collection Practices Act

        Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt

Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

State Fraud and Abuse Provisions

        We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all healthcare services and not just those covered under a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

        Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensing, Certification, Accreditation and Related Laws and Guidelines

        In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require reapplication and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts. For example, in connection with our acquisition of AMR from Laidlaw, two of our subsidiaries were required to apply for state and local ambulance operating authority in New York. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties."

        We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Failure to comply with these laws and regulations could result in our services being found to be non reimbursable or prior payments being subject to recoupments, and can give rise to civil or criminal penalties. We have taken steps we believe were required to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

        Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986, which prohibits "patient dumping" by requiring hospitals and hospital emergency departments and others to assess and stabilize any patient presenting to the hospital's emergency department or urgent care center requesting care for an emergency medical condition, regardless of the patient's ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of the Emergency Medical Treatment and Active Labor Act of 1986 can result in civil penalties and exclusion of the offending physician from the Medicare and Medicaid programs.

        In addition to the Emergency Medical Treatment and Active Labor Act of 1986 and its state law equivalents, significant aspects of our operations are affected by state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA Insurance Company, Ltd. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with applicable laws and regulations can result in civil and criminal fines and penalties and loss of licensure.

        While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

Antitrust Laws

        Antitrust laws such as the Sherman Act and state counterparts prohibit anticompetitive conduct by separate competitors, such as price fixing or the division of markets. Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to antitrust laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. Although we believe we have structured our physician contracts to substantially comply with these laws, we cannot assure you that antitrust regulatory agencies or a court would not find us to be non-compliant.

Corporate Compliance Program and Corporate Integrity Obligations

        We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and Company policies. Our program also attempts to monitor compliance with our Corporate Compliance Plan, which details our standards for: (1) business ethics, (2) compliance with applicable federal, state and local laws, and (3) business conduct. We have an Ethics and Compliance Department whose focus is to prevent, detect and mitigate regulatory risks. We attempt to accomplish this mission through:

  •
  providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan,

  •
  conducting internal audits and reviews to identify any improper practices that may be occurring,

  •
  resolving regulatory matters, and

  •
  enhancing the ethical culture and leadership of the organization.

        The OIG has issued a series of Compliance Program Guidance documents in which the OIG has set out the elements of an effective compliance program. We believe our compliance program has been structured appropriately in light of this guidance. The primary compliance program components recommended by the OIG, all of which we have attempted to implement, include:

  •
  formal policies and written procedures,

  •
  designation of a Compliance Officer,

  •
  education and training programs,

  •
  internal monitoring and reviews,

  •
  responding appropriately to detected misconduct,

  •
  open lines of communication, and

  •
  discipline and accountability.

        Our corporate compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve, and in compliance with all applicable laws and policies. Notwithstanding the foregoing, we audit compliance with our compliance program on a sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods.

        As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

        When the United States government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement, or CIA, with the OIG for a set period of years. As a condition to settlement of government investigations, certain of our operations are subject to two separate CIAs with the OIG for the period July 2004 through September 2011. As part of these CIAs, AMR is required to establish and maintain a compliance program that includes the following elements: (1) a compliance officer and committee, (2) written standards including a code of conduct and policies and procedures, (3) general and specific training and education, (4) claims review by an independent review organization, (5) disclosure program for reporting of compliance issues or questions, (6) screening and removal processes for ineligible persons, (7) notification of government investigations or legal proceedings, (8) establishment of safeguards applicable to our contracting processes and (9) reporting of overpayments and other "reportable events."

        If we fail or if we are accused of failing to comply with the terms of our existing CIAs, we may be subject to additional litigation or other government actions, including being excluded from participating in the Medicare program and other federal healthcare programs. If we enter into any settlements with the U.S. government in the future we may be required to enter into additional CIAs.

        See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" for additional information related to regulatory matters.

Additional Information

        We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"). The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of materials that we file with the SEC can also be obtained at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Our website address is www.emsc.net. Under the "Investor Relations" heading on our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC.

        Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, compliance, and corporate governance and nominating committees are also available on our website www.emsc.net under the headings "Corporate Governance" and "Code of Business Conduct and Ethics."

        The website addresses for our business segments are www.amr.net and www.emcare.com.

        Information contained on these websites is not part of this Annual Report on Form 10-K and is not incorporated in this Report by reference.

ITEM 1A.    RISK FACTORS

        You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report, when evaluating us and our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risk Factors Related to our Capital Structure

The interests of our controlling stockholders may conflict with interests of other stockholders.

        Onex Partners LP and other entities affiliated with Onex Corporation, which we refer to together as the Onex entities, own all of our outstanding LP exchangeable units, which are exchangeable at any time, at the option of the holder, for our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share (reducing to one vote per share under certain limited circumstances), on all matters to be voted on by our stockholders. Prior to the exchange for class B common stock, the holders of the LP exchangeable units will be able to exercise the same voting rights with respect to EMSC as they would have after the exchange through a share of class B special voting stock. As a result, the Onex entities control approximately 97% of our combined voting power. Accordingly, the Onex entities exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. The Onex entities could cause corporate actions to be taken even if the interests of these entities conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of EMSC that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive

Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

Onex has the voting power to elect our entire board of directors and to remove any director or our entire board without cause.

        Although our current board includes "independent directors", so long as the Onex entities control more than 50% of our combined voting power we are exempt from the NYSE rule that requires that a board be comprised of a majority of "independent directors". Onex may have a controlling influence over our board, as Onex has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause.

As a holding company, our only material asset is our equity interest in EMS LP and our only source of revenue is distributions from EMS LP. Because the Onex entities have the voting power to control our board of directors, they could influence us, as the general partner of EMS LP, to take action at the level of EMS LP that would benefit the Onex entities and conflict with the interest of our class A stockholders.

        We are a holding company, and we have no material assets other than our direct ownership of a 23.3% equity interest in EMS LP. EMS LP is our only source of cash flow from operations. The Onex entities hold their equity interest in us through LP exchangeable units of EMS LP. As our controlling stockholder, Onex could limit distributions to us from EMS LP, and cause us to amend the EMS LP partnership agreement in a manner that would be beneficial to the Onex entities, as limited partners of EMS LP, and detrimental to our class A stockholders.

        Any decrease in our distributions from EMS LP would have a negative effect on our cash flow. In order to minimize this conflict, the EMS LP partnership agreement requires that the partnership reimburse us for all of our expenses, including all employee costs and the expenses we incur as a public company, and provides further that no distributions may be made to the Onex entities, as the holders of LP exchangeable units, unless we pay an economically equivalent dividend to all holders of our common stock.

        The EMS LP partnership agreement provides that amendments to that agreement may only be proposed and authorized by us, as the general partner. The Onex entities could seek to influence our board's action with respect to any amendment and we, as the general partner of EMS LP, owe a fiduciary duty to the limited partners of the partnership. Our board also owes a fiduciary duty to our common stockholders. Because of the inherent conflict of interest we face between our fiduciary duty to our stockholders, including our class A stockholders, and the Onex entities, as limited partners in EMS LP, the EMS LP partnership agreement provides that, if there is any conflict of interest of the limited partners and our common stockholders, our board may, in the exercise of its business judgment, cause us to act in the best interests of our stockholders.

We are party to a management agreement with an affiliate of Onex which permits us to increase substantially the fee we pay to that affiliate.

        The management agreement between our subsidiaries, AMR and EmCare, and an Onex affiliate provides that the annual fee may be increased from $1.0 million to $2.0 million. Such an increase would be detrimental to the interest of our class A stockholders if the fee were disproportionate to the benefit we derive from the services the Onex affiliate performs. In order to minimize this potential conflict of interest, the agreement requires that any increase in the fee be approved by a majority of the members of the boards of AMR and EmCare who are not affiliated with Onex. As long as the Onex entities control more than 50% of our combined voting power, they may be able to exercise a controlling influence over the election of the boards of AMR and EmCare.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

        We have a substantial amount of debt. At December 31, 2008, we had total debt of $459 million, including $202 million of borrowings under the term loan portion of our senior secured credit facility, $250 million of our senior subordinated notes and $5 million of capital lease obligations. We had no borrowings outstanding under our revolving credit facility and we had $43 million of letters of credit outstanding. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

        Our substantial debt could have important consequences to you, including the following:

  •
  it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt,

  •
  our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired,

  •
  we must use a significant portion of our cash flow for payments on our debt, which will reduce the funds available to us for other purposes,

  •
  we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited,

  •
  our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt, and

  •
  our ability to borrow additional funds or to refinance debt may be limited.

        Furthermore, while we currently have a swap agreement in place which effectively converts $200 million of our variable rate debt to a fixed rate, this agreement expires in December 2009 at which point all of our debt under our senior secured credit facility would bear interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

        Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in 2009, including our debt service, will total approximately $98 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectible, generally will reduce our cash flow.

        If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We cannot assure you that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting any of these alternatives.

Restrictive covenants in our senior secured credit facility and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies.

        Our senior secured credit facility and the indenture governing our senior subordinated notes limit our ability, among other things, to:

  •
  incur additional debt or issue certain preferred stock,

  •
  pay dividends or make distributions to our stockholders,

  •
  repurchase or redeem our capital,

  •
  make investments,

  •
  incur liens,

  •
  make capital expenditures,

  •
  enter into transactions with our stockholders and affiliates,

  •
  sell certain assets,

  •
  acquire the assets of, or merge or consolidate with, other companies, and

  •
  incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us.

        Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative financings could be obtained, or, if obtained, would be on terms acceptable to us.

        In addition, the credit agreement governing our senior secured credit facility requires us to meet certain financial ratios and restricts our ability to make capital expenditures or prepay certain other debt. We may not be able to maintain these ratios, and the restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

        If a breach of any covenant or restriction contained in our financing agreements results in an event of default, those lenders could discontinue lending, accelerate the related debt (which would accelerate other debt) and declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with additional funds. In the event of an acceleration of our debt, we may not have or be able to obtain sufficient funds to make any accelerated debt payments.

Our obligations under our senior secured credit facility are secured by substantially all of our assets.

        Our obligations under our senior secured credit facility are secured by liens on substantially all of our assets, and the guarantees of our subsidiaries under our senior secured credit facility are secured by liens on substantially all of those subsidiaries' assets. If we become insolvent or are liquidated, or if payment under our senior secured credit facility or of other secured obligations is accelerated, the lenders under our senior secured credit facility or the obligees with respect to the other secured obligations will be entitled to exercise the remedies available to a secured lender under applicable law and the applicable agreements and instruments, including the right to foreclose on all of our assets.

Volatility and disruption of financial markets could affect access to credit.

        The current economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce our sources of liquidity. While there have not been changes to date regarding our ability to access credit under our revolving credit facility or additional borrowings under our senior secured facility, future volatility could have a negative impact on our financial position and performance which could put us in default of the credit conditions and impact our ability to access credit. Additionally, future volatility and financial market disruptions could impact the creditor's ability to honor the terms of our credit agreements.

Risk Factors Related to Our Business

We could be subject to lawsuits for which we are not fully reserved.

        In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs.

        EmCare procures professional liability insurance coverage for most of its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, this insurance coverage has been provided by affiliates of CNA Insurance Company, which then reinsures the entire program, primarily through EmCare's wholly-owned subsidiary, EMCA Insurance Company, Ltd., or EMCA. Workers compensation coverage for EmCare's employees and applicable affiliated medical professionals is provided under a similar structure for the period through August 31, 2007. From September 1, 2004 to the closing date of our acquisition of AMR and EmCare, AMR obtained insurance coverage for losses with respect to workers compensation, auto and general liability claims through Laidlaw's captive insurance program. In 2007, AMR transferred the Laidlaw insurance coverage to an insurance subsidiary of AIG and currently has a self-insurance program fronted by an unrelated third party for all of its insurance programs subsequent to September 1, 2001. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

        Our liability to pay for EmCare's insurance program losses is collateralized by funds held through EMCA and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. Should our AMR losses with respect to such claims exceed the collateral held by AMR's insurance providers in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts. See Item 1, "Business—American Medical Response—Insurance" and "Business—EmCare—Insurance."

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business.

        We are subject to various federal, state, and local laws and regulations including, but not limited to ERISA, and regulations promulgated by the Internal Revenue Service, the United States Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act,

or WARN Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

        Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs, and our business, financial condition and results of operations could be materially adversely affected. Similarly, our business, financial condition and results of operations could be materially adversely affected by the cost of complying with newly-implemented laws and regulations.

        In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys' fees and costs.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

        In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Claims Liability and Professional Liability Reserves" and note 16 of the notes to our financial statements included in Item 8.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

        Some of our insurance coverage, for periods prior to the initiation of our self-insurance programs as well as portions of our current insurance coverage, is through various third party insurers. To the extent we hold policies to cover certain groups of claims, but either did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is no longer viable, we may be responsible for losses attributable to such claims. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

Volatility in current market conditions could negatively impact insurance collateral balances and result in additional funding requirements.

        Our insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties. The recent volatility experienced in the market has not had a material impact to our financial position or performance. Future volatility could, however, negatively impact the insurance collateral balances and result in additional funding requirements.

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

        In our fee-for-service arrangements, which generated approximately 79% of our net revenue for the year ended December 31, 2008, we, or our affiliated physicians, collect the fees for transports and physician services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See "—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations." In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

        We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because the law requires communities to provide 911 emergency response services and hospital emergency departments to treat all patients presenting to the emergency department seeking care for an emergency medical condition regardless of their ability to pay. We also believe uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult.

We may not be able to successfully recruit and retain physicians and other healthcare professionals with the qualifications and attributes desired by us and our customers.

        Our ability to recruit and retain affiliated physicians and other healthcare professionals significantly affects our performance under our contracts. In the recent past, our customer hospitals have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts with us. This decreases the number of healthcare professionals who may be permitted to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the hospitals and other facilities with which we contract, we must recruit healthcare professionals, and particularly physicians, to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Moreover, we compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success in retaining and winning new hospital contracts depends on our ability to recruit and retain healthcare professionals to maintain and expand our operations.

Our non-compete agreements and other restrictive covenants involving physicians may not be enforceable.

        We have contracts with physicians and professional corporations in many states. Some of these contracts, as well as our contracts with hospitals, include provisions preventing these physicians and professional corporations from competing with us both during and after the term of our relationship with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians. There can be no assurance that our non-compete agreements related to affiliated physicians and professional corporations will not be successfully challenged as unenforceable in certain states. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us, potentially resulting in the loss of some of our hospital contracts.

We are required to make significant capital expenditures for our ambulance services business in order to remain competitive.

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $32 million, $38 million, and $60 million in the years ended December 31, 2008, 2007, and 2006, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

We depend on our senior management and may not be able to retain those employees or recruit additional qualified personnel.

        We depend on our senior management. The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms.

Our revenue would be adversely affected if we lose existing contracts.

        A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient encounters and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the year ended December 31, 2008 was generated under contracts, including exclusive contracts that accounted for approximately 90% of our 2008 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal, or RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

We may not accurately assess the costs we will incur under new contracts.

        Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

The high level of competition in our segments of the market for emergency medical services could adversely affect our contract and revenue base.

        AMR.    The market for providing ambulance transport services to municipalities, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers, such as Rural/Metro Corporation, Southwest Ambulance and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor.

        EmCare.    The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase or maintain profit margins. We compete with both national and regional enterprises such as Team Health, Sterling Healthcare, The Schumacher Group, California Emergency Physicians and National Emergency Services Healthcare Group, some of which may have greater financial and other resources available to them, greater access to physicians and/or greater access to potential customers. We also compete against local physician groups and self-operated hospital-based physician services departments for satisfying staffing and scheduling needs.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

        We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems, including the integration of our AMR and EmCare systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

        Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including increasing revenue from existing customers, expanding our existing hospital-based physician services, growing our customer base, pursuing select acquisitions, implementing cost rationalization initiatives, focusing on risk mitigation and utilizing technology to differentiate our services and improve profitability. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

        Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations and thus our ability to service our debt. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors and to our tax elections could require us to pay past taxes and penalties.

        As of December 31, 2008, we contracted with approximately 3,090 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities were successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment of the physicians would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

        We have made certain elections for income tax purposes and recorded related tax deductions that while we feel are probable of being upheld, may be challenged by the taxing authorities.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

        We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms, that our due diligence process will uncover all potential liabilities or issues affecting our integration process, or that we will be able to integrate successfully the operations of any acquired business into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

If Laidlaw is unwilling or unable to satisfy any indemnification claims made by us pursuant to the purchase agreements relating to the acquisition of AMR and EmCare, we will be forced to satisfy such claims ourselves.

        Laidlaw has agreed to indemnify us for certain claims or legal actions brought against us arising out of the operations of AMR and EmCare prior to the closing date of the acquisition. If we make a claim against Laidlaw, and Laidlaw is unwilling or unable to satisfy such claim, we would be required to satisfy the claim ourselves and, as a result, our financial condition may be adversely affected.

Many of our employees are represented by labor unions and any work stoppage could adversely affect our business.

        Approximately 46% of AMR's employees are represented by 37 collective bargaining agreements. Twelve of these collective bargaining agreements, representing approximately 4,100 employees, are subject to renegotiation in 2009. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

        Our revenue and earnings under our national contract with FEMA are likely to vary significantly from period to period. In the first two years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $97 million. In its present form, the contract generates revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment. Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

We may be required to enter into large scale deployment of resources in response to a national emergency under our contract with FEMA, which may divert management attention and resources.

        We do not believe that a FEMA deployment adversely affects our ability to service our local 911 contracts. However, any significant FEMA deployment requires significant management attention and could reduce our ability to pursue other local transport opportunities, such as inter-facility transports, and to pursue new business opportunities, which could have an adverse effect on our business and results of operations.

Risk Factors Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

        The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

        Our practitioners and our customers are also subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our customers or to maintain our reputation.

        The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

        Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, and the identity of the practitioner who provided the service.

        We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) "coordination of benefits" rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, the documentation, prior to submitting a claim; (3) requirements that we make repayment to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) "reassignment" rules governing our ability to bill and collect professional fees on behalf of our physicians;(6) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (7) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

        Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. See Item 3, "Legal Proceedings." Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, the BBA and other provisions of federal, state and local law.

        In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

        If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results. See Item 1, "Business—Regulatory Matters—Federal False Claims Act" and "Business—Other Healthcare Fraud and Abuse Laws."

If we are unable to timely enroll our providers in the Medicare program, our collections and revenue will be harmed.

        In the 2009 Medicare Physician Fee Schedule, or MPFS, CMS substantially reduced the time within which providers can retrospectively bill Medicare for services provided by such providers from twenty-seven (27) months prior to the effective date of the enrollment to thirty (30) days prior to the effective date of the enrollment. In addition, the new enrollment rules set forth in the 2009 MPFS also provide that the effective date of the enrollment will be the later of the the date on which the enrollment was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and midlevel providers within the thirty days after such a provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than thirty days prior to the effective date of the enrollment. Such failure to timely enroll providers could have a material adverse effect on our business, financial condition and results of operations.

Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.

        We derive a majority of our revenue from direct billings to patients and third party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results.

        Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR's net revenue of approximately $17 million in 2006, a decrease in AMR's net revenue of approximately $7 million in 2007 and an increase in AMR's net revenue of approximately $14 million in 2008. Based upon the current Medicare transport mix, we expect an increase in AMR's net revenue totaling approximately $24 million for 2009 and a decrease in AMR's net revenue of $20 million in 2010. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

        In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

        We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that federal, state and local governments will not impose reductions in the fee schedules or rate regulations applicable to our services in the future. Any such reductions could have a material adverse effect on our business, financial condition or results of operations.

If current or future laws or regulations force us to restructure our arrangements with physicians, professional corporations and hospitals, we may incur additional costs, lose contracts and suffer a reduction in net revenue under existing contracts, and we may need to refinance our debt or obtain debt holder consent.

        A number of laws bear on our contractual relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that these contractual relationships violate laws prohibiting the corporate practice of medicine and fee-splitting prohibitions. These laws prohibit the practice of medicine by general business corporations and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues. See Item 1, "Business—Regulatory Matters—Fee-Splitting; Corporate Practice of Medicine."

        Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. A review or action by regulatory authorities or the courts could force us to terminate or modify our contractual relationships with physicians and affiliated medical groups or revise them in a manner that could be materially adverse to our business. See Item 1, "Business—Regulatory Matters—Antitrust Laws."

        Various licensing and certification laws, regulations and standards apply to us, our affiliated physicians and our relationships with our affiliated physicians. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or criminal penalties. We are pursuing steps we believe we must take to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA Insurance Company, Ltd. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

        Adverse judicial or administrative interpretations could result in a finding that we are not in compliance with one or more of these laws and rules that affect our relationships with our physicians.

        These laws and rules, and their interpretations, may also change in the future. Any adverse interpretations or changes could force us to restructure our relationships with physicians, professional corporations or our hospital customers, or to restructure our operations. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenue under existing contracts. Moreover, if we are required to modify our structure and organization to comply with these laws and rules, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such debt or require the refinancing of such debt.

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute, and we entered into a settlement in 2006 for alleged violations of that statute.

        We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of "remuneration" in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. "Remuneration" potentially includes discounts and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.

        In 1999, the Office of Inspector General of the Department of Health and Human Services, or the OIG, issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain "safe harbor" conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts. See Item 1, "Business—Regulatory Matters—Federal Anti-Kickback Statute."

        Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing home and hospital) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute, and in 2006 we entered into a settlement with the government regarding these allegations. The settlement included a CIA.

        There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. See Item 1, "Business—American Medical Response—Legal Matters." If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA. See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

        In addition to AMR's contracts with healthcare facilities, other marketing practices or transactions entered into by AMR and EmCare may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties.

        We and our affiliated physicians are subject to various federal, state and local licensing and certification laws with which we must comply in order to maintain authorization to provide, or receive payment for, our services. For example, Medicare and Medicaid require that we complete and periodically update enrollment forms in order to obtain and maintain certification to participate in programs. Compliance with these requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these requirements can lead not only to delays in payment and refund requests, but in extreme cases can give rise to civil or criminal penalties.

        In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re-application or re-enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. The change in corporate structure and ownership in connection with our initial public offering required us to give notice, re-enroll or make other applications for authority to continue operating in various jurisdictions or to continue receiving payment from their Medicaid or other payment programs.

        While we have made reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

If we fail to comply with the terms of our settlement agreements with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

        In the last five years, we have entered into four settlement agreements with the United States government. In February 2003, one of our subsidiaries, AMR of South Dakota, entered into a settlement agreement to resolve allegations that it incorrectly billed for transports performed by other providers when an AMR paramedic accompanied the patient during transport, and that it billed for certain non-emergency transports using emergency codes. In July 2004, another subsidiary, AMR West, entered into a settlement agreement in connection with billing matters related to emergency transports and specialized services. In August 2004, AMR entered into a settlement agreement on behalf of a subsidiary, Regional Emergency Services LP, or RES, to resolve allegations of violations of the False Claims Act by RES and a hospital system based on the absence of certificates of medical necessity and other non-compliant billing practices. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. See Item 3, "Legal Proceedings."

        As part of the settlement AMR West entered into with the government, we entered into a Corporate Integrity Agreement, or CIA, which is still in effect. Pursuant to this CIA, we are required to establish and maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee, review by an independent review organization, and reporting of overpayments and other "reportable events." In connection with the September 2006 settlement for AMR, we also entered into a CIA which requires us to maintain a compliance program which includes the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in Texas). AMR of Massachusetts entered into a CIA in connection with its June 2002 settlement, the term of which has expired. See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

        We cannot assure you that the CIAs or the compliance program we have initiated has prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system.

        We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government reimbursement programs may serve as precedent to similar changes in other payors' reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursement programs could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

Risk Factors Related to Our Corporate Governance

Our certificate of incorporation and our by-laws contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions of our certificate of incorporation and our by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

  •
  providing for a classified board of directors with staggered terms,

  •
  providing for the class B special voting stock which will be voted as directed by the Onex entities,

  •
  providing for multi-vote shares of common stock which, upon exchange of LP exchangeable units, will be owned by the Onex entities,

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings, and

  •
  the authority of the board of directors to issue, without stockholder approval, up to 20 million shares of preferred stock with such terms as the Board of Directors may determine and an additional 54 million shares of common stock.

We are a "controlled company" within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

        Because the Onex entities own more than 50% of our combined voting power, we are deemed a "controlled company" under the rules of the New York Stock Exchange, or the NYSE. As a result, we qualify for, and rely upon, the "controlled company" exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that our board of directors be comprised of a majority of "independent directors," and that our compensation committee and corporate governance and nominating committee be comprised solely of "independent directors" (as defined under the rules of the NYSE), so long as the Onex entities continue to own more than 50% of our combined voting power.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease approximately 70,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the AMR and EMSC corporate headquarters and which also serves as one of AMR's billing offices. Our leases for our business segments are described below.

AMR

        Facilities.    In addition to the corporate headquarters, we also lease approximately 580 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 15 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2025.

        Vehicle Fleet.    We operate approximately 4,100 vehicles. Of these, 78% are ambulances, 12% are wheelchair vans and 10% are support vehicles. As of December 31, 2008, we owned approximately 90% of our vehicles and leased the balance. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately 6 years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We are exploring ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

EmCare

        Facilities.    We lease approximately 49,000 square feet in an office building at 1717 Main Street, Dallas, Texas, for certain of EmCare's key support functions and regional operations. We also lease 24 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2018.

        We lease approximately 117,000 square feet in a business park located at 1000 River Road, Conshohocken, Pennsylvania, for certain key billing and support functions. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our primary lease expires in 2019 with the right to renew for two additional terms of five years each.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to professional liability, auto accident and workers compensation claims. There can be no assurance that our insurance coverage will be adequate to cover all liabilities occurring out of such claims. In the opinion of management, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition, cash flows or results of our operations other than as set forth below.

        From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

        We are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any false claims, or any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. We have implemented policies and procedures that management believes will assure that we are in substantial compliance with these laws, but we cannot assure you that the government or a court will not find that some of our business practices violate these laws.

        During the first quarter of fiscal 2004 we were advised by the United States Department of Justice, or DOJ, that it was investigating certain business practices at AMR including whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. Specifically, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We negotiated a settlement with the government pursuant to which we paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, we entered into a Corporate Integrity Agreement, or CIA, which is effective for a period of five years beginning September 12, 2006. Pursuant to the CIA, we are required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; safeguards for our contracting processes nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw shared responsibility for the settlement amount and certain of the costs associated with the CIA. There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames.

        On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington, in Washington State Court, Spokane County. The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at a higher level than contractually permitted. The court has certified a class in this case, but the size and membership of the class has not yet been determined. At this time, AMR does not believe that any incorrect billings are material in amount.

        AMR and the City or Stockton, California were parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The suit was filed on June 28, 2005, in the United States District Court for the Eastern District of California. The parties have entered into a tolling agreement and the case has been dismissed in 2008 without prejudice.

        On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that an AMR Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these overpayments were made for services that did not meet Medicare medical necessity and reimbursement requirements. On December 10, 2006, we paid the $1.8 million in alleged overpayments. However, we disagreed with the OIG's finding, filed an administrative appeal and on May 15, 2008, received $1.2 million back from Medicare as a result of the successful appeal. The outcome of this appeal did not have an impact on the results of operations of the Company.

        EmCare entered into a settlement agreement with respect to June Belt, et al. v. EmCare, Inc., et al., (U.S. Ct. App.—5th Cir.), brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. Pursuant to the settlement agreement, which the Court approved in January 2007, EmCare paid $1.7 million in satisfaction of all claims in the lawsuit, which was previously accrued.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We continue to cooperate with governmental requests for documents and information.

        Three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles. At the present time, courts have not certified classes in any of these cases. All three suits allege violations of California state wage and hour compensation laws. Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage and hour laws.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our class A common stock have been trading on the New York Stock Exchange ("NYSE"), under the symbol "EMS", since our initial public offering of such stock on December 16, 2005. There is no established market for our class B common stock or our LP exchangeable units. The following table details the high and low sales prices of our class A common stock during the years ended December 31, 2008 and 2007.

	HIGH	LOW
Year ended December 31, 2008:
Fourth Quarter	$38.63	$26.29
Third Quarter	34.83	20.75
Second Quarter	26.45	20.56
First Quarter	$33.03	$21.17

Year ended December 31, 2007:
Fourth Quarter	$35.60	$26.90
Third Quarter	46.00	22.55
Second Quarter	43.41	28.23
First Quarter	$29.74	$19.93

        On February 13, 2009, the last sale price of our class A common stock as reported by the NYSE was $35.74 and there were approximately 85 holders of record of our class A common stock, 3 holders of record of our class B common stock and 5 holders of record of our LP exchangeable units.

        We refer you to our Registration Statement filed on Form S-1 under the Securities Act of 1933 with the Securities and Exchange Commission on December 15, 2005 under the caption "Description of Capital Stock" for a further description of our capital stock.

Dividend Policy

        We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by our senior secured credit facility. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. We did not pay dividends in 2008, 2007 or 2006 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

        We did not have any sales of unregistered securities during the year ended December 31, 2008.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the year ended December 31, 2008.

Summary of Equity Compensation Plans

        We adopted our equity option plan approved by security holders in 2005 in connection with the acquisition of AMR and EmCare. In 2007 we adopted our Long-Term Incentive Plan, which was approved by our shareholders in 2007, and we ceased to issue options under the previous equity option plan. The compensation committee of our board of directors, or the board itself if there is no committee, administers the equity option plans.

        These plans provide for the issuance of up to 4,857,907 shares of our class A common stock at December 31, 2008, including 3,276,236 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $8.62, and 30,000 shares that may vest pursuant to outstanding restricted stock grants. At December 31, 2008, 1,117,567 shares remain available under the Long-Term Incentive Plan for future grants.

Management Investment and Equity Purchase Plan

        In connection with our acquisition of AMR and EmCare, our named executive officers and other members of management purchased an aggregate of 915,750 shares of class A common stock. Approximately 160 employees and affiliated physicians, physician assistants and nurse practitioners purchased in the aggregate an additional 231,450 shares of class A common stock pursuant to our equity purchase plan. The 1,147,200 shares held by these investors, including our named executive officers, are governed by equityholders agreements. These agreements contain restrictions on transfer of the equity. See "Description of Capital Stock—Equityholder Agreements" in our Registration Statement under the Securities Act of 1933 filed on Form S-1 with the Securities and Exchange Commission on December 15, 2005 for a description of the transfer restrictions and "piggyback" registration rights.

Non-Employee Director Compensation Program

        Under the terms of our Non-Employee Director Compensation Program, in addition to an annual cash retainer of $50,000, each continuing non-employee director (other than Robert M. Le Blanc, our Lead Director), effective immediately following each annual meeting of stockholders, will receive a grant of a number of restricted stock units, or RSUs, having a fair market value of $100,000, based on the closing price of our class A common stock on the business day immediately preceding the grant date. The RSUs will vest on the date of the following annual meeting of stockholders, immediately prior to the vote for directors, and will be paid in shares of our class A common stock (one share for each RSU). The number of RSUs granted to a non-employee director joining the board other than at an annual meeting of stockholders will be pro-rated based on the amount of time remaining until the next annual meeting of stockholders. This equity component of the non-employee director compensation program became effective as of June 1, 2006, and was approved by the stockholders at the 2007 annual meeting of stockholders. The number of RSUs issued and outstanding at December 31, 2008 was 61,771 and due to the nature of the plan, the number of shares remaining for future issuance is indeterminable.

        Generally, a non-employee director will forfeit his annual compensation (both the cash and the equity components) if he does not attend at least 75% of the meetings held in that year by the board of directors and the board committees on which he serves. The board of directors may waive this requirement if it determines that extenuating circumstances precluded such attendance. There will be no compensation paid to directors for attendance at individual meetings, for service on committees of the board of directors or for serving as Chair of any such committee.

Employee Stock Purchase Plan and Stock Purchase Plan

        Under our Employee Stock Purchase Plan, or ESPP, 500,000 shares of class A common stock are authorized for purchase during specific offering periods. The Compensation Committee of our Board of Directors administers the ESPP, and has sole discretion in determining when offerings will be made and the terms of each, and to designate which subsidiary corporations of EMSC will be eligible to participate. It also has the authority to construe the ESPP and any purchase rights granted thereunder, and establish, amend and revoke rules and regulations for the administration of the ESPP.

        Under the Long-Term Incentive Plan, we may also offer and sell up to 500,000 shares of our class A common stock to employees of professional associations or professional corporations, for which we or our subsidiaries provide management services pursuant to a physician services agreement, as well as to independent contractors that provide clinical services for such professional associations or professional corporations, for us or for any of our subsidiaries. The purchase price associated with the class A common stock sold to such individuals will be determined from time to time pursuant to the Long-Term Incentive Plan by our Compensation Committee. We refer to this framework pursuant to the Long-Term Incentive Plan as the Stock Purchase Plan, or SPP.

        During the first quarter of 2008, we commenced an offering of our class A common stock to eligible employees and independent contractors associated with EMSC and our subsidiaries pursuant to the ESPP and SPP. The purchases of stock under these plans occurred in September 2008 at a 5% discount to the closing price of our class A common stock on September 15, 2008, and as such no compensation charge was recorded for these plans during 2008. Employee contributions to these plans were used to purchase a total of 20,627 shares of class A common stock.

Performance Graph

        The performance graph comparing cumulative total return among EMSC and certain indexes will be filed in EMSC's annual report for the year ended December 31, 2008, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008; the performance graph is incorporated herein by reference.

Offer to Provide Form 10-K

        Stockholders may request a complimentary copy of our Annual Report on Form 10-K by mail addressed to our Investor Relations Department at the following address: Emergency Medical Services Corporation, 6200 South Syracuse Way, Suite 200, Greenwood Village, CO 80111.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data derived from our combined or consolidated financial statements for each of the periods indicated. The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto appearing in Item 8 of this Report.

        Effective as of January 31, 2005, we acquired AMR and EmCare from Laidlaw and, in connection with the acquisition, we changed our fiscal year to December 31 from August 31. The acquisition has affected the comparability of our selected historical financial data. For all periods prior to the acquisition, the AMR and EmCare businesses formerly owned by Laidlaw are referred to as the "Predecessor."

        Financial data for the year ended August 31, 2004 (Predecessor) and the five months ended January 31, 2005 (Predecessor) are derived from our audited combined financial statements. Financial data as of and for the eleven months ended December 31, 2005 and the years ended December 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements.

					Predecessor
	As of and for the
				Eleven months ended December 31, 2005	Five months ended January 31, 2005
	Year ended December 31,					Year ended August 31, 2004
	2008	2007	2006
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	2,409,864	$2,106,993	$1,934,205	$1,655,485	$696,179	$1,604,598
Compensation and benefits	1,637,425	1,455,970	1,333,648	1,146,055	481,305	1,117,890
Operating expenses	383,359	317,518	294,806	233,087	94,882	218,277
Insurance expense	82,221	66,308	74,258	86,814	40,310	83,063
Selling, general and administrative expenses	69,658	61,893	57,403	54,262	21,635	47,899
Depreciation and amortization expense	68,980	70,483	66,005	54,143	18,808	52,739
Restructuring charges	—	2,242	6,369	1,781	—	2,115
Laidlaw fees and compensation charges	—	—	—	—	19,857	15,449

Income from operations	168,221	132,579	101,716	79,343	19,382	67,166
Interest income from restricted assets	6,407	7,143	5,987	4,014	1,308	2,808
Interest expense	(42,087)	(46,948)	(45,605)	(47,813)	(5,644)	(9,961)
Realized gain (loss) on investments	2,722	245	(467)	(164)	—	(1,140)
Interest and other income	2,055	2,055	2,346	1,040	714	240
Loss on early debt extinguishment	(241)	—	(377)	(2,040)	—	—

Income before income taxes and equity in earnings of unconsolidated subsidiary	137,077	95,074	63,600	34,380	15,760	59,113
Income tax expense	(52,530)	(36,104)	(24,961)	(14,372)	(6,278)	(21,764)

Income before equity in earnings of unconsolidated subsidiary	84,547	58,970	38,639	20,008	9,482	37,349
Equity in earnings of unconsolidated subsidiary	300	848	432	59	—	—

Net income	$84,847	$59,818	$39,071	$20,067	$9,482	$37,349

Net income per share:
Basic	$2.04	$1.44	$0.94	$0.56
Diluted	$1.97	$1.39	$0.92	$0.55
Weighted average number of common shares outstanding:
Basic	41,652,783	41,551,207	41,502,632	33,621,542
Diluted	43,130,782	43,146,881	42,528,885	34,282,176
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$211,457	$97,818	$165,742	$109,963	$15,966	$127,679
Investing activities	(74,945)	(100,226)	(113,127)	(909,629)	(21,667)	(81,516)
Financing activities	(19,253)	(8,014)	(31,327)	803,083	10,856	(47,328)
Cash and cash equivalents	146,173	28,914	39,336	18,048	14,631	9,476
Total assets	1,541,219	1,479,563	1,318,217	1,267,028	983,510	949,599
Long-term debt and capital lease obligations, including current maturities	458,505	482,883	479,775	502,184	11,497	15,480
Shareholders' or Combined Equity	539,039	449,496	386,040	344,984	598,277	573,840

Quarterly Results

        The following table summarizes our unaudited results for each quarter in the years ended December 31, 2008 and 2007 (in thousands, except per share amounts).

	2008
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$565,786	$571,079	$679,328	$593,671
Income from operations	34,940	36,340	54,875	42,066
Net income	17,019	18,335	28,617	20,876
Basic net income per common share	0.41	0.44	0.69	0.50
Diluted net income per common share	0.40	0.43	0.66	0.48

	2007
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$523,319	$516,712	$529,752	$537,210
Income from operations	35,764	33,187	33,294	30,334
Net income	16,631	15,095	14,670	13,422
Basic net income per common share	0.40	0.36	0.35	0.32
Diluted net income per common share	0.39	0.35	0.34	0.31

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in Item 8 of this Report and the "Selected Financial Data" included in Item 6 of this Report. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in Item 1A of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

        Our financial statements referred to in this Item 7 are included in Item 8 of this Annual Report.

Company Overview

        We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of medical transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States. Approximately 90% of our net revenue for the year ended December 31, 2008 was generated under exclusive contracts. During 2008, we provided emergency medical, ambulance and other transport services to approximately 11.4 million patients in nearly 2,100 communities nationwide.

American Medical Response

        Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. AMR has an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During 2008, AMR treated and transported approximately 3.4 million patients in 40 states. As of December 31, 2008, AMR had approximately 3,500 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance services. For the year ended December 31, 2008, approximately 53%, 57% excluding deployment revenue from AMR's agreement with FEMA, of AMR's net revenue was generated from emergency 911 ambulance transport services. The FEMA contract is described further in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Operating Results." Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 27%, 30% excluding FEMA deployment revenue, of AMR's net revenue for the same period. The balance of net revenue for 2008 was generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

EmCare

        Over its more than 30 years of operating history, EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups. EmCare has an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. During 2008, EmCare had approximately 8.0 million patient encounters in 41 states.

        EmCare primarily provides hospital-based physician services and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 474 contracts with hospitals and independent physician groups to provide emergency department, hospitalist, anesthesiology and radiology staffing and other administrative services.

Key Factors and Measures We Use to Evaluate Our Business

        The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

        We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue is gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates. The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2008, 2007 and 2006.

	Percentage of Net Revenue			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
	2008	2007	2006	2008	2007	2006
Medicare	23.1%	24.8%	25.6%	25.7%	26.2%	26.5%
Medicaid	4.4	4.6	4.8	10.7	10.9	10.8
Commercial insurance and managed care	47.4	48.5	49.4	42.0	40.6	41.0
Self-pay	4.3	4.6	4.8	21.6	22.3	21.7
Fees and subsidies	20.8	17.5	15.4	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

AMR

        Approximately 82%, 89% excluding deployment revenue from AMR's agreement with FEMA, of AMR's net revenue for the year ended December 31, 2008 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR's measures for transport net revenue include:

  •
  Transports.  We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports—due to the significant differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs.

  •
  Net revenue per transport.  Net revenue per transport reflects the expected net revenue for each transport based on gross billings less all estimated provisions for contractual discounts and uncompensated care. In order to better understand the trends across service lines and in our transport rates, we analyze our net revenue per transport based on weighted transports to reflect the differences in our transportation mix.

        The change from period to period in the number of transports is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (1) the timing, location and severity of influenza, allergens and other annually recurring viruses, (2) severe weather that affects a region's health status and/or infrastructure and (3) community-specific demographic changes.

        The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR's key cost measures include:

  •
  Unit hours and cost per unit hour.  Our measurement of a unit hour is based on a fully staffed ambulance or wheelchair van for one operating hour. We use unit hours and cost per unit hour to measure compensation-related costs and the efficiency of our deployed resources. We monitor unit hours and cost per unit hour on a combined basis, as well as on a segregated basis between ambulance and wheelchair transports.

  •
  Operating costs per transport.  Operating costs per transport is comprised of certain direct operating costs, including vehicle operating costs, medical supplies and other transport-related costs, but excluding compensation-related costs. Monitoring operating costs per transport allows us to better evaluate cost trends and operating practices of our regional and local management teams.

  •
  Accident and insurance claims.  We monitor the number and magnitude of all accident and insurance claims in order to measure the effectiveness of our risk management programs. Depending on the type of claim (workers compensation, auto, general or professional liability), we monitor our performance by utilizing various bases of measurement, such as net revenue, miles driven, number of vehicles operated, compensation dollars, and number of transports.

        We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of technology to reduce auto incidents and other risk mitigation processes which we believe has resulted in a reduction in the frequency, severity and development of claims.

        Depreciation expense relates primarily to charges for usage of vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

EmCare

        Of EmCare's net revenue for the year ended December 31, 2008, approximately 89% was derived from our hospital contracts for emergency department staffing and approximately 11% was derived from hospitalist, anesthesiology, radiology and other hospital management services. Of this revenue, approximately 78% was generated from billings to third party payors and patients for patient encounters and approximately 22% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

  •
  Patient encounters.  We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business.

  •
  Number of contracts.  This reflects the number of contractual relationships we have for outsourced emergency department staffing, hospitalist, radiology, and anesthesiology services and other management services. We analyze the change in our number of contracts from period to period based on "net new contracts," which is the difference between total new contracts and contracts that have terminated.

  •
  Revenue per patient encounter.  This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

        The change from period to period in the number of patient encounters under our "same store" contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include: (1) the timing, location and severity of influenza, allergens and other annually recurring viruses and (2) severe weather that affects a region's health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

        The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare's key cost measures include:

  •
  Provider compensation per patient encounter.  Provider compensation per patient encounter includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient encounter. Providers include all full-time, part-time and independently contracted providers. Analyzing provider compensation per patient encounter enables us to monitor our most significant cost in performing services under our contracts.

  •
  Professional liability costs.  These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, within our self-insurance limits based on our past loss experience, as well as actual direct costs, including investigation and defense costs, claims payments, reinsurance costs and other costs related to provider professional liability.

        Depreciation expense relates primarily to charges for usage of medical equipment, computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Non-GAAP Measures

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA")

        Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, and depreciation and amortization. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        The following tables set forth a reconciliation of Adjusted EBITDA to net income for our company, and reconciliations of Adjusted EBITDA to income from operations for our two operating segments and a reconciliation of Adjusted EBITDA to cash flows from operating activities, using data derived from our financial statements for the periods indicated (amounts in thousands):

	Year ended December 31,
	2008	2007	2006
Consolidated/Combined
Adjusted EBITDA	$243,608	$210,205	$173,708
Depreciation and amortization expense	(68,980)	(70,483)	(66,005)
Interest income from restricted assets	(6,407)	(7,143)	(5,987)

Income from operations	168,221	132,579	101,716
Interest income from restricted assets	6,407	7,143	5,987
Interest expense	(42,087)	(46,948)	(45,605)
Realized gain (loss) on investments	2,722	245	(467)
Interest and other income	2,055	2,055	2,346
Loss on debt extinguishment	(241)	—	(377)
Equity in earnings of unconsolidated subsidiary	300	848	432
Income tax expense	(52,530)	(36,104)	(24,961)

Net income	$84,847	$59,818	$39,071

AMR
Adjusted EBITDA	$129,933	$92,725	$90,671
Depreciation and amortization expense	(55,082)	(56,560)	(53,024)
Interest income from restricted assets	(2,590)	(2,881)	(2,444)

Income from operations	$72,261	$33,284	$35,203

EmCare
Adjusted EBITDA	$113,675	$117,480	$83,037
Depreciation and amortization expense	(13,898)	(13,923)	(12,981)
Interest income from restricted assets	(3,817)	(4,262)	(3,543)

Income from operations	$95,960	$99,295	$66,513

	Year ended December 31,
	2008	2007	2006
Adjusted EBITDA	$243,608	$210,205	$173,708
Interest paid	(39,983)	(44,874)	(43,506)
Change in accounts receivable	27,618	(74,991)	(4,740)
Change in other operating assets/liabilities	(15,353)	5,868	38,072
Equity based compensation	2,476	1,727	1,431
Other	(6,909)	(117)	777

Cash flows provided by operating activities	$211,457	$97,818	$165,742

Factors Affecting Operating Results

Federal Emergency Management Agency Contract

        In 2007, FEMA awarded AMR with a national contract to provide ambulance, para-transit, and rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies. In August 2008, AMR was deployed under this contract to provide patient evacuations and disaster relief efforts in three Gulf Coast states for hurricanes Gustav and Ike and recorded approximately $107 million in net revenue during the year ended December 31, 2008. For the year ended December 31, 2007, net revenue for the FEMA contract was approximately $11 million associated with AMR's deployment for hurricane Dean.

Rate Changes by Government Sponsored Programs

        In February 2002, CMS issued the Final Rule that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR's net revenue of approximately $17 million in 2006, a decrease in AMR's net revenue of approximately $7 million in 2007 and an increase in AMR's net revenue of approximately $14 million in 2008. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue totaling approximately $24 million for 2009 and a potential decrease in AMR's net revenue of $20 million in 2010. Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

        Medicare pays for all EmCare physicians' services based upon a national fee schedule. The rate formula may result in significant yearly fluctuations which may be unrelated to changes in the actual cost of providing physician services.

Changes in Net New Contracts

        Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Inflation and Fuel Costs

        Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Excluding the impact of the FEMA deployment, fuel expense represented 14.1%, 12.2% and 12.1% of AMR's operating expenses for the years ended December 31, 2008, 2007 and 2006, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management's most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see note 2 to our audited financial statements included in Item 8 of this Report.

Claims Liability and Professional Liability Reserves

        We are self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. Reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Trade and Other Accounts Receivable

        Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. AMR writes off amounts not collected through our internal collection efforts to our uncompensated care allowance, and sends these receivables to third party collection agencies for further follow-up collection efforts. To simplify the recording of any third party collection agency recoveries, EmCare classifies accounts sent to third party collection agencies as "delinquent" within the billing system and they are written off. Accordingly, we record any subsequent collections through third party collection efforts as a recovery, in the case of AMR, and record it against our "delinquent" status account, in the case of EmCare.

        As we discuss further in our "Revenue Recognition" policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts.

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 11.4 million annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the thousands of commercial and managed care contracts.

        We also have other receivables related to facility and community subsidies and contractual receivables for providing staffing to communities for special events. We review these other receivables periodically to determine our expected collections and whether any allowances may be necessary. We write the balance off after we have exhausted all collection efforts.

Revenue Recognition

        A significant portion of our revenue is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges, which are referred to as contractual provisions. Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients, which are referred to as uncompensated care. We record our healthcare services revenue net of estimated provisions for contractual allowances and uncompensated care.

        Healthcare reimbursement is complex and may involve lengthy delays. Third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim.

        Management utilizes sophisticated information systems and financial models to estimate the provisions for contractual allowances and uncompensated care. The estimate for contractual allowances is determined on a payor-specific basis and is predominantly based on prior collection experience, adjusted as needed for known changes in reimbursement rates and recent changes in payor mix and patient acuity factors. The estimate for uncompensated care is based principally on historical collection rates, write-off percentages and accounts receivable agings. These estimates are analyzed continually and updated by management by monitoring reimbursement rate trends from governmental and private insurance payors, recent trends in collections from self-pay patients, the ultimate cash collection patterns from all payors, accounts receivable aging trends, operating statistics and ratios, and the overall trends in accounts receivable write-offs.

        Management also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Retroactive adjustments, which increased revenue for 2008 and 2007, were 0.4% and 1.6% of consolidated net revenue, respectively.

        The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary significantly from the amounts reported.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes, or SFAS 109. Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or establish a reasonable estimate of possible additional taxes owing, if any.

        In connection with the acquisition of AMR and EmCare, the Company made an Internal Revenue Code, or IRC, section 338(h)(10) election for EmCare which eliminated $67 million of deferred tax assets and stepped-up the tax basis of EmCare's assets to fair value.

        In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, or FIN 48. Adopted by the Company on January 1, 2007, FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Upon adoption of FIN 48, the Company reclassified approximately $41 million to a long-term liability and increased current deferred tax assets.

Goodwill and Other Intangible Assets

        Goodwill is not amortized and is required to be tested annually for impairment, or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill may be impaired. Goodwill is allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded.

        Should our business environment or other factors change, our goodwill may become impaired and may result in material charges to our income statement.

        Definite life intangible assets are subject to impairment reviews when evidence or triggering events suggest that an impairment may have occurred. Should such triggering events occur that cause us to review our definite life intangibles, management evaluates the carrying value in relation to the projection of future cash flows of the underlying assets. If deemed necessary, we would take a charge to earnings for the difference between the carrying value and the estimated fair value. Should factors affecting the value of our definite life intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge in amounts that are significant to our financial statements.

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our audited statements of operations for the years ended December 31, 2008, 2007 and 2006.

 Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Net revenue	$2,409,864	$2,106,993	$1,934,205
Compensation and benefits	1,637,425	1,455,970	1,333,648
Operating expenses	383,359	317,518	294,806
Insurance expense	82,221	66,308	74,258
Selling, general and administrative expenses	69,658	61,893	57,403
Depreciation and amortization expenses	68,980	70,483	66,005
Restructuring charges	—	2,242	6,369

Income from operations	168,221	132,579	101,716
Interest income from restricted assets	6,407	7,143	5,987
Interest expense	(42,087)	(46,948)	(45,605)
Realized gain (loss) on investments	2,722	245	(467)
Interest and other income	2,055	2,055	2,346
Loss on early debt extinguishment	(241)	—	(377)
Equity in earnings of unconsolidated subsidiary	300	848	432
Income tax expense	(52,530)	(36,104)	(24,961)

Net income	$84,847	$59,818	$39,071

	Year ended December 31,
	2008	2007	2006
Net revenue	100.0%	100.0%	100.0%
Compensation and benefits	67.9	69.1	69.0
Operating expenses	15.9	15.1	15.2
Insurance expenses	3.4	3.1	3.8
Selling, general and administrative expenses	2.9	2.9	3.0
Depreciation and amortization expenses	2.9	3.3	3.4
Restructuring charges	—	0.1	0.3

Income from operations	7.0%	6.3%	5.3%

 AMR

	Year ended December 31,
	2008	% of net revenue	2007	% of net revenue	2006	% of net revenue
Net revenue	$1,401,801	100.0%	$1,219,212	100.0%	$1,189,447	100.0%
Compensation and benefits	841,648	60.0	772,677	63.4	759,517	63.9
Operating expenses	347,004	24.8	275,603	22.6	259,213	21.8
Insurance expense	39,895	2.8	36,513	3.0	36,192	3.0
Selling, general and administrative expenses	45,911	3.3	42,333	3.5	39,929	3.4
Depreciation and amortization expense	55,082	3.9	56,560	4.6	53,024	4.5
Restructuring charges	—	—	2,242	0.2	6,369	0.5

Income from operations	$72,261	5.2%	$33,284	2.7%	$35,203	3.0%

EmCare

	Year ended December 31,
	2008	% of net revenue	2007	% of net revenue	2006	% of net revenue
Net revenue	$1,008,063	100.0%	$887,781	100.0%	$744,758	100.0%
Compensation and benefits	795,777	78.9	683,293	77.0	574,131	77.1
Operating expenses	36,355	3.6	41,915	4.7	35,593	4.8
Insurance expense	42,326	4.2	29,795	3.4	38,066	5.1
Selling, general and administrative expenses	23,747	2.4	19,560	2.2	17,474	2.3
Depreciation and amortization expense	13,898	1.4	13,923	1.6	12,981	1.7

Income from operations	$95,960	9.5%	$99,295	11.2%	$66,513	8.9%

Year ended December 31, 2008 compared to year ended December 31, 2007

Consolidated

        Our results for the year ended December 31, 2008 reflect an increase in net revenue of $302.9 million and an increase in net income of $25.0 million compared to the year ended December 31, 2007. The increase in net income is attributable primarily to an increase of $35.6 million in operating income and a decrease in interest expense of $4.9 million, offset by an increase in income tax expense. Basic and diluted earnings per share were $2.04 and $1.97, respectively, for the year ended December 31, 2008. Basic and diluted earnings per share were $1.44 and $1.39, respectively, for the same period in 2007.

Net revenue

        For the year ended December 31, 2008, we generated net revenue of $2,409.9 million compared to net revenue of $2,107.0 million for the year ended December 31, 2007, representing an increase of 14.4%. The increase is attributable to increases in rates and volumes on existing contracts, increased volume from net new contracts and acquisitions, and increased FEMA deployment revenue at AMR.

Adjusted EBITDA

        Adjusted EBITDA was $243.6 million, or 10.1% of net revenue, for the year ended December 31, 2008 compared to $210.2 million, or 10.0% of net revenue, for the same period in 2007. The increase is attributable primarily to the net impact of revenue growth during the period.

Interest expense

        Interest expense for the year ended December 31, 2008 was $42.1 million compared to $46.9 million for the same period in 2007. The decrease is attributable primarily to the lower rate under our interest rate swap agreement, which became effective in the fourth quarter of 2007. The swap agreement converts $200.0 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.

Income tax expense

        Income tax expense increased by $16.4 million for the year ended December 31, 2008, compared to the same period in 2007, which resulted primarily from increased operating income. Our effective tax rate for the year ended December 31, 2008 was 38.2% compared with 38.0% for the same period in 2007.

AMR

Net revenue

        Net revenue for the year ended December 31, 2008 was $1,401.8 million, an increase of $182.6 million, or 15%, from $1,219.2 million for the same period in 2007. The increase in net revenue was due primarily to $97.2 million of additional FEMA deployment revenue, rate increases and higher weighted transport volume. Excluding the impact of the FEMA deployments, net revenue per weighted transport increased 5.7%, or $70.5 million and 1.2%, or $14.9 million as a result of higher weighted transport volume. The increase in net revenue per transport is attributable primarily to rate increases in several markets. Weighted transports increased approximately 36,400 in 2008 from the same period last year. The change was due to an increase in weighted transports of 98,700 from acquisitions and an increase in transport volume in existing markets of 0.6%, offset by a decrease in weighted transports of 79,500 from the restructuring and exit of certain of our operations.

Compensation and benefits

        Compensation and benefit costs for the year ended December 31, 2008 were $841.6 million, or 60.0% of net revenue, compared to $772.7 million, or 63.4% of net revenue, for the year ended December 31, 2007. The increase was due primarily to compensation costs incurred as a result of increased hurricane deployments under our national FEMA contract, expenses from our acquisitions, annual salary increases and additional ambulance unit hour deployment. Excluding the impact of FEMA deployments, ambulance crew wages per ambulance unit hour increased by approximately 4.4%, or $19.6 million, principally from wage rate increases. Ambulance unit hours increased period over period by 1.9%, or $8.2 million. The increase is due to our acquisitions and increased transport volume in existing markets partially offset by the restructuring of certain of our operations and exit of other markets in 2007. Non-crew wages increased $14.9 million excluding the impact of FEMA deployments due primarily to additional compensation expenses from acquisitions of $5.3 million and annual salary increases of 4.5%. Benefit costs increased by $11.3 million excluding FEMA deployment benefit costs for the year ended December 31, 2008 compared to the same period in 2007. The change is attributable to increased health insurance costs and additional benefit costs related to our acquisitions.

Operating expenses

        Operating expenses for the year ended December 31, 2008 were $347.0 million, or 24.8% of net revenue, compared to $275.6 million, or 22.6% of net revenue, for the year ended December 31, 2007. The change is due primarily to the combined impact of increased external provider expenses from our national FEMA deployment and our managed transportation business of $54.2 million. Additionally, increased fuel costs of $8.0 million and increased operating expenses of $5.0 million from our acquisitions also contributed to the change.

Insurance expense

        Insurance expense for the year ended December 31, 2008 was $39.9 million, or 2.8% of net revenue, compared to $36.5 million, or 3.0% of net revenue, for the year ended December 31, 2007. We recorded a reduction of prior year insurance provisions of $4.4 million during the year ended December 31, 2008 compared to $11.3 million for the same period in 2007.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2008 was $45.9 million, or 3.3% of net revenue, compared to $42.3 million, or 3.5% of net revenue, for the year ended December 31, 2007. The increase is due primarily to travel and other administrative expenses for our national FEMA deployment.

Restructuring charges

        Restructuring charges of $2.2 million were recorded during the year ended December 31, 2007, related to the closure of one of our billing offices and restructuring our operations in Los Angeles and Orange Counties in California. There were no restructuring charges during the year ended December 31, 2008.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2008 was $55.1 million, or 3.9% of net revenue, compared to $56.6 million, or 4.6% of net revenue, for the same period in 2007.

EmCare

Net revenue

        Net revenue for the year ended December 31, 2008 was $1,008.1 million, an increase of $120.3 million, or 13.5%, from $887.8 million for the year ended December 31, 2007. Following December 31, 2006, we added 96 net new contracts which accounted for a net revenue increase of $88.8 million in 2008. Of the 96 net new contracts added since December 31, 2006, 17 were added in 2007 resulting in an increase in 2008 net revenue of $23.9 million. For the year ended December 31, 2008, EmCare added 132 new contracts and terminated 53 contracts resulting in an increase in net revenue of $64.9 million. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $31.5 million, or 4.4%, for the year ended December 31, 2008 due to a 0.9% increase, 4.5% increase excluding retroactive revenue adjustments discussed below, in revenue per encounter and an increase in same store patient encounters of 3.5%. Retroactive adjustments, which increased revenue for the year ended December 31, 2008 and 2007, were 0.9% and 3.7% of EmCare's net revenue, respectively.

Compensation and benefits

        Compensation and benefits costs for the year ended December 31, 2008 were $795.8 million, or 78.9% of net revenue, compared to $683.3 million, or 77.0% of net revenue, for the same period in 2007. Provider compensation costs increased $67.4 million from net new contract additions. "Same store" provider compensation and benefits costs were $34.6 million over the prior period due to a 4.1% increase in provider compensation per patient encounter. The increase is due primarily to higher net revenue per patient encounter and additional staffing due to growth in patient volumes.

Operating expenses

        Operating expenses for the year ended December 31, 2008 were $36.4 million, or 3.6% of net revenue, compared to $41.9 million, or 4.7% of net revenue, for the same period in 2007. The decrease is due primarily to lower collection agency and billing fees.

Insurance expense

        Professional liability insurance expense for the year ended December 31, 2008 was $42.3 million, or 4.2% of net revenue, compared to $29.8 million, or 3.4% of net revenue, for the same period in 2007. An increase of prior year insurance provisions of $0.3 million was recorded during the year ended December 31, 2008 compared to a reduction of $10.2 million recorded for the year ended December 31, 2007.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2008 was $23.7 million, or 2.4% of net revenue, compared to $19.6 million, or 2.2% of net revenue, for the same period in 2007. The increase is due primarily to an increase in regional travel expense associated with the increase in contracts during the period.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2008 was $13.9 million, or 1.4% of net revenue, compared to $13.9 million, or 1.6% of net revenue, for the same period in 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006

Consolidated

        Our results for the year ended December 31, 2007 reflect an increase in net revenue of $172.8 million and an increase in net income of $20.7 million compared to the year ended December 31, 2006. The increase in net income is attributable primarily to an increase of $30.9 million in operating income, offset by increases in income tax expense. Basic and diluted earnings per share were $1.44 and $1.39, respectively, for the year ended December 31, 2007. Basic and diluted earnings per share were $0.94 and $0.92, respectively, for the same period in 2006.

Net revenue

        For the year ended December 31, 2007, we generated net revenue of $2,107.0 million compared to net revenue of $1,934.2 million for the year ended December 31, 2006, representing an increase of 8.9%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA

        Adjusted EBITDA was $210.2 million, or 10.0% of net revenue, for the year ended December 31, 2007 compared to $173.7 million, or 9.0% of net revenue, for the same period in 2006. The increase is attributable primarily to the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Interest expense

        Interest expense for the year ended December 31, 2007 was $46.9 million compared to $45.6 million for the same period in 2006. The increase is attributable primarily to borrowings on our revolving credit facility during the year ended December 31, 2007.

Income tax expense

        Income tax expense increased by $11.1 million for the year ended December 31, 2007, compared to the same period in 2006, which resulted primarily from increased operating income. Our effective tax rate for the year ended December 31, 2007 was 38.0% compared with 39.2% for the same period in 2006.

AMR

Net revenue

        Net revenue for the year ended December 31, 2007 was $1,219.2 million, an increase of $29.8 million, or 2.5%, from $1,189.4 million for the same period in 2006. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 2.7%, or $31.8 million and a decrease of 0.2%, or $2.0 million, in weighted transport volume. Revenue per weighted transport increased due primarily to revenue from our fixed wing air transportation services business acquired in July 2006, and from our Medicaid managed transportation business in Texas, a contract under which we began providing services in June 2006. Weighted transports decreased approximately 4,900 for the year ended December 31, 2007 compared to 2006. The change was primarily the result of the restructuring of certain of our operations in Los Angeles and the exit of our operations located in eastern Michigan, which accounted for a decrease of approximately 139,800 weighted transports. The decrease was partially offset by an increase in weighted transports of 72,295 from our acquisitions of Abbott Ambulance and MedicWest in 2007 and by an increase in transport volume in other markets of 2.1%.

Compensation and benefits

        Compensation and benefit costs for the year ended December 31, 2007 were $772.7 million, or 63.4% of net revenue, compared to $759.5 million, or 63.9% of net revenue, for the year ended December 31, 2006. Ambulance crew wages per ambulance unit hour increased by approximately 2.2%, or $9.6 million, principally from annual wage rate increases. Ambulance unit hours decreased period over period by 1.0% or $4.5 million, due to the restructuring of certain of our operations in Los Angeles and the exit of our operations located in eastern Michigan, partially offset by increases from recent acquisitions and in our other markets. Non-crew wages increased $12.0 million, or 6.4% primarily from annual salary increases and additional compensation costs incurred under our fixed wing transportation services business, Medicaid management transportation contract and newly acquired companies. Benefit costs decreased by $1.8 million for the year ended December 31, 2007, compared to the same period in 2006, due primarily to reduced claims costs incurred under our self-insured health plans.

Operating expenses

        Operating expenses for the year ended December 31, 2007 were $275.6 million, or 22.6% of net revenue, compared to $259.2 million, or 21.8% of net revenue, for the year ended December 31, 2006. Operating expenses per weighted transport increased 6.5% for the year ended December 31, 2007 compared to the same period in 2006. This change is due primarily to an additional $14.7 million of operating expenses incurred under our fixed wing transportation services business and our Texas Medicaid managed transportation contract and higher fuel costs.

Insurance expense

        Insurance expense for the year ended December 31, 2007 was $36.5 million compared to $36.2 million in 2006, or 3.0% of net revenue in both years. Due to continued improvement in estimates of current and prior year ultimate claims costs, a reduction of prior year insurance provisions of $11.3 million was recorded for the year ended December 31, 2007 compared to a $13.0 million reduction for the same period in 2006.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2007 was $42.3 million, or 3.5% of net revenue, compared to $39.9 million, or 3.4% of net revenue, for the year ended December 31, 2006. The change is due primarily to an increase in software licensing and maintenance fees.

Restructuring charges

        Restructuring charges of $2.2 million were recorded during the year ended December 31, 2007, relating to the closure of one of our billing offices and restructuring of our operations in Los Angeles and Orange Counties in California. Restructuring charges of $6.4 million were recorded during the year ended December 31, 2006, relating to the re-alignment of regional, billing, and certain west coast operations, as well as due to our exit from our operations located in eastern Michigan.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2007 was $56.6 million, or 4.6% of net revenue, compared to $53.0 million, or 4.5% of net revenue, for the same period in 2006. The increase is attributable primarily to higher depreciation expense related to growth in capital expenditures during 2006 and higher amortization expense due to acquisitions since December 31, 2006.

EmCare

Net revenue

        Net revenue for the year ended December 31, 2007 was $887.8 million, an increase of $143.0 million, or 19.2%, from $744.8 million for the year ended December 31, 2006. Following December 31, 2005, we added 60 net new contracts which accounted for a net revenue increase of $72.5 million in 2007. Of the 60 net new contracts added since December 31, 2005, 43 were added in 2006 resulting in an increase in 2007 net revenue of $49.0 million. For the year ended December 31, 2007, EmCare added a net 17 new contracts, from starting 68 new contracts and terminating 51 contracts, resulting in an increase in net revenue of $23.4 million in 2007. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $70.6 million, or 12.0%, for the year ended December 31, 2007 due to an 8.2% increase in net revenue per patient encounter from rate increases from our third-party payors and from retroactive revenue adjustments of

1.8% recorded during 2007. For the year ended December 31, 2007, "same store" patient encounters increased 2.0% compared to the same period in 2006.

Compensation and benefits

        Compensation and benefits costs for the year ended December 31, 2007 were $683.3 million, or 77.0% of net revenue, compared to $574.1 million, or 77.1% of net revenue, for the same period in 2006. Provider compensation costs increased $57.3 million from net new contract additions. "Same store" provider compensation costs increased $39.6 million due to an 8.7% increase in provider compensation per patient encounter due primarily to increases in net revenue per patient encounter. The remaining variance is related primarily to higher expense for incentive compensation plans and increased variable salary costs due to growth in patient encounters.

Operating expenses

        Operating expenses for the year ended December 31, 2007 were $41.9 million, or 4.7% of net revenue, compared to $35.6 million, or 4.8% of net revenue, for the same period in 2006. The variance is due primarily to growth in patient encounters from net new contracts and from additional off-hours radiology coverage of $3.2 million.

Insurance expense

        Professional liability insurance expense for the year ended December 31, 2007 was $29.8 million, or 3.4% of net revenue, compared to $38.1 million, or 5.1% of net revenue, for the same period in 2006. The decrease is due to the continued improvement in our estimates for current and prior year ultimate claims costs. As a result, a reduction of prior year insurance provisions of $10.2 million was recorded during the year ended December 31, 2007. A reduction of $3.9 million was recorded for the year ended December 31, 2006.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2007 was $19.6 million, or 2.2% of net revenue, compared to $17.5 million, or 2.3% of net revenue, for the same period in 2006.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2007 was $13.9 million, or 1.6% of net revenue, compared to $13.0 million, or 1.7% of net revenue, for the same period in 2006.

Liquidity and Capital Resources

        Our primary source of liquidity is cash flow provided by our operating activities. We can also use our revolving senior secured credit facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in Item 1A, "Risk Factors" for circumstances that could affect our sources of liquidity.

        We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding. Outstanding letters of credit at December 31, 2008 were $43.2 million. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated (amounts in thousands):

	Year ended December 31,
	2008	2007	2006
Net cash provided by (used in)
Operating activities	$211,457	$97,818	$165,742
Investing activities	(74,945)	(100,226)	(113,127)
Financing activities	$(19,253)	$(8,014)	$(31,327)

Operating Activities

        Net cash provided by operating activities was $211.5 million for the year ended December 31, 2008 compared to $97.8 million for the same period last year. Operating cash flows were affected primarily by changes in net income, accounts receivable and accounts payable and accrued liabilities. Decreases in accounts receivable increased operating cash flows by $27.6 million for the year ended December 31, 2008 compared to increases in accounts receivable of $75.0 million which decreased operating cash flows for the same period in 2007. The 2007 period was negatively impacted by increases in accounts receivable at both of our segments as described below. The reduction to accounts receivable during 2008 is due in large part to collection of the increased receivables outstanding as of December 31, 2007. The change in accounts payable and accrued liabilities is primarily attributable to the timing of payroll related liability payments.

        Net cash provided by operating activities was $97.8 million for the year ended December 31, 2007 compared to $165.7 million for the same period in 2006. Operating cash flows were affected primarily by changes in net income, accounts receivable and accounts payable and accrued liabilities. Increases in accounts receivable decreased operating cash flows by $75.0 million for the year ended December 31, 2007 compared to $4.7 million for the same period in 2006. The 2006 period was impacted positively by the collection of hurricane-related and income tax receivables recorded in 2005. The 2007 period was impacted by increases in accounts receivable at our EmCare segment primarily related to a significant increase in net revenue of $143.0 million. Our AMR segment was impacted negatively in the 2007 period due primarily to the implementation of a new billing system in several markets and by our acquisition of MedicWest, in which we did not purchase the existing accounts receivable balances. The changes in accounts payable and accrued liabilities are primarily attributable to the timing of payroll related payments.

        Certain government programs, including Medicare and Medicaid programs, require notice or re-enrollment when certain ownership changes occur. In certain jurisdictions such changes require pre- or post-notification to governmental licensing and certification agencies, agencies with which we have contracts. If the payor requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in payment, receive refund requests or be subject to recoupment for services we provide in the interim.

Investing Activities

        Net cash used in investing activities was $74.9 million for the year ended December 31, 2008 compared to $100.2 million for the same period in 2007. The decrease relates primarily to reduced acquisition and net capital expenditures. Acquisitions of businesses totaled $55.8 million during the year ended December 31, 2008 compared to $75.6 million during the same period in 2007. Net capital expenditures for the year ended December 31, 2008 were $6.3 million less than the same period in 2007.

        Net cash used in investing activities was $100.2 million for the year ended December 31, 2007 compared to $113.1 million for the year ended December 31, 2006. The decrease relates primarily to reduced net insurance collateral funding and net capital expenditures, offset by increased acquisition activity. Net insurance collateral funding decreased by $39.2 million, net capital expenditures decreased by $21.5 million, offset by an increase in acquisitions of businesses of $52.1 million during the year ended December 31, 2007 compared to the same period in 2006.

Financing Activities

        For the year ended December 31, 2008, net cash used in financing activities was $19.3 million compared to $8.0 million for the same period in 2007. The variance related primarily to unscheduled payments of approximately $20.0 million on our senior secured credit facility in 2008. Included in net cash used in financing activities for the year ended December 31, 2008 and 2007, are borrowings and repayments under our revolving credit facility. At December 31, 2008 and 2007, there were no amounts outstanding under our revolving credit facility.

        For the year ended December 31, 2007, net cash used in financing activities was $8.0 million compared to $31.3 million for the same period in 2006. The variance related primarily to unscheduled payments of approximately $19.4 million on our senior secured credit facility in 2006. Included in net cash used in financing activities for the year ended December 31, 2007 are borrowings and repayments under our revolving credit facility.

Debt Facilities

        We have a $450.0 million senior secured credit facility bearing interest at variable rates at specified margins above either the agent bank's alternate base rate or its LIBOR rate. The senior secured credit facility consists of a $100.0 million, six-year revolving credit facility due in 2011 and a $350.0 million, seven-year term loan due in 2012. We also have 10% senior subordinated notes with a principal balance of $250.0 million due 2015. We prepaid $19.4 million of the term loan in 2006 and $20.0 million in 2008.

        Our $350.0 million term loan carries interest at the alternate base rate, plus a margin of 1.00%, or the LIBOR rate, plus a margin of 2.00%. The term loan is subject to quarterly amortization of principal (in quarterly installments), with 1% of the aggregate principal payable in each of the first six years, with the remaining balance due in the final year. We currently have a swap agreement in place which effectively converts $200 million of this variable rate debt to a fixed rate. Our $100.0 million revolving credit facility initially bears interest at the alternate base rate, plus a margin of 1.00%, or the LIBOR rate, plus a margin of 2.00%. We had no outstanding borrowings under the revolving credit facility at December 31, 2008 and 2007. Under the terms of our senior secured credit facility, our letters of credit outstanding reduce our available borrowings under the revolving credit facility. At December 31, 2008, our outstanding letters of credit totaled $43.2 million, including $26.7 million to support our self-insurance program and $16.5 million, primarily related to secure our performance under certain 911 emergency response contracts, and our availability under the revolving credit facility was $56.8 million.

        All amounts borrowed under our senior secured credit facility are collateralized by, among other things:

  •
  substantially all present and future shares of the capital stock of AMR HoldCo, Inc., and EmCare HoldCo, Inc., our wholly-owned subsidiaries which are the co-borrowers, and each of their present and future domestic subsidiaries and 65% of the capital stock of controlled foreign corporations;

  •
  substantially all present and future intercompany debt of the co-borrowers and each guarantor; and

  •
  substantially all of the present and future property and assets, real and personal, of the co-borrowers and each guarantor.

        The agreements governing our senior secured credit facility contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries, a change in control of the company and other matters customarily restricted in such agreements. The agreement governing our senior secured credit facility also contains financial covenants, including a maximum total leverage ratio (4.00 to 1.00 as of December 31, 2008), maximum senior leverage ratio (2.25 to 1.00 as of December 31, 2008), a minimum fixed charge coverage ratio (1.20 to 1.00 as of December 31, 2008) and a maximum capital expenditure amount ($65 million as of December 31, 2008). The financial covenant ratios are based on adjusted EBITDA, which is the amount of our income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. These ratios are to be calculated each quarter based on the financial data for the four fiscal quarters then ending. Each financial covenant ratio and capital expenditure amount adjusts over time as set forth in our senior secured credit facility. Our failure to meet any of these financial covenants could be an event of default under our senior secured credit facility.

        On March 7, 2007, we entered into Waiver and Amendment No. 2, or the Second Amendment, to our senior secured credit facility. The Second Amendment increased the threshold consideration requiring us to provide financial information to the lenders prior to an acquisition, eliminated the annual and aggregate maximum amounts we are permitted to spend on acquisitions, and extended our deadlines to provide lenders with financial forecasts of EMS LP and its subsidiaries for the immediately following fiscal year. In addition, the Second Amendment waived any potential technical non-compliance with the senior secured credit facility arising from a name change related to AMR HoldCo, Inc.

        The calculated ratios and amounts for the year ended December 31, 2008 were as follows (dollars in thousands):

Total Leverage Ratio:	1.84
Consolidated Indebtedness/	$458,505
Adjusted LTM EBITDA(1)	$249,806
Senior Leverage Ratio:	0.83
Senior Indebtedness/	$208,505
Adjusted LTM EBITDA(1)	$249,806
Fixed Charge Coverage Ratio:	3.94
Fixed Charge Numerator(2)	$218,126
Fixed Charge Denominator(3)	$55,354
Capital Expenditures:	$31,680

    (1)
    "Adjusted LTM EBITDA" is calculated as set forth in our senior secured credit facility: our consolidated Adjusted EBITDA for the four fiscal quarters ended December 31, 2008, adding back all management fees, and other specifically identified exclusions.

    (2)
    The numerator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: Adjusted EBITDA, less capital expenditures, for the four fiscal quarters ended December 31, 2008.

    (3)
    The denominator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: the sum of our consolidated interest expense, cash income taxes and principal amount of all scheduled amortization payments on all Indebtedness (as defined), including pro forma annual principal payments on our senior secured credit facility, for the four fiscal quarters ended December 31, 2008.

        The indenture governing our senior subordinated notes contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries, subject to certain exceptions, to sell assets, incur additional debt or issue preferred stock, repay other debt, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. We do not expect to be in violation of our debt covenants in 2009.

Off-Balance Sheet Arrangements

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2008, including our borrowings under our senior secured credit facility and our senior subordinated notes.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Long-term debt(1)	$569	$466	$76	$521	$1,632
Senior secured credit facility(2)	2,097	150,479	49,286	—	201,862
Capital lease obligations	2,606	2,264	214	440	5,524
Senior subordinated notes(2)	—	—	—	250,000	250,000
Interest on debt(3)	37,703	67,929	51,076	27,778	184,486
Operating lease obligations	31,070	52,120	32,940	39,459	155,589
Other contractual obligations(4)	23,570	16,341	5,458	1,588	46,957

Subtotal	97,615	289,599	139,050	319,786	846,050

Other commitments (Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	38,194	38,194
Letters of credit(5)	—	—	—	43,237	43,237

Subtotal	—	—	—	81,431	81,431

Total obligations and commitments	$97,615	$289,599	$139,050	$401,217	$927,481

(1)
Excludes capital lease obligations.

(2)
Excludes interest on our senior secured credit facility and senior subordinated notes.

(3)
Interest on our floating rate debt was calculated using an effective rate of 6.3% through December 10, 2009 at which time our swap agreement will expire. For calculation of the remaining periods, the effective rate as of December 31, 2008 of 4.38% was used. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

(4)
Includes Onex management fees, dispatch fees and responder fees, and other purchase obligations of goods and services.

(5)
Evergreen renewals are deemed to have expiration dates in excess of 5 years.

        We have capital leases relating to approximately 430 ambulances and certain leasehold improvements. The terms of the leases expire at various dates through March 2018.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2008, we had $453.5 million of outstanding debt, excluding capital leases, of which $1.9 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including the $250 million aggregate principal amount of our senior subordinated notes and $200 million under our senior secured credit facility. An increase or decrease in interest rates of 0.2% will impact our interest costs by less than $0.1 million.

        We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments. Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. At December 31, 2008, we were party to one interest rate swap agreement. The swap agreement is with major financial institutions and is for a notional amount of $200 million of our variable rate debt. This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.3%. The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of 2% at December 31, 2008) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The swap agreement will expire in December 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2008, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

 PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

        The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10-K can be found in Item 8, "Financial Statements and Supplementary Data", of this Annual Report.

Exhibits

        The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is as follows:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.2
Amendment to Stock Purchase Agreement, dated February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.3
Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.4
Amendment to Stock Purchase Agreement, dated as of February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.5
Letter, dated March 25, 2005, to EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.) from Laidlaw Medical Holdings, Inc. (incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.1
Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.2
Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.3	Certificate of Formation of Emergency Medical Services L.P. (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.4
Second Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit No.	Description
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.3
Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.4
Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.4.1
Amendment No. 2 to the Equityholders Agreement, dated as of February 26, 2008, by and among Emergency Medical Services L.P., Onex Partners L.P. and the equityholders listed on the signature page thereto (incorporated by reference to Exhibit 4.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
4.5
Registration Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P. and the persons listed on Schedule A thereto and amendment thereto (incorporated by reference to Exhibit 4.5 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.6
Indenture, dated February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.7
Supplemental Indenture, dated April 15, 2005, by and among AMR Brockton L.L.C., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1filed August 2, 2005).
4.8
Supplemental Indenture No. 2, effective as of September 30, 2005, by and among Global Medical Response, Inc., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.9
Supplemental Indenture No. 3, effective as of February 23, 2006, by and among Emergency Medical Services Corporation, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.10
Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.	Description
4.11	Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.12
Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.13
Supplemental Indenture No. 7, effective as of July 10, 2007, among Nevada Red Rock Holdings, Inc., Nevada Red Rock Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.14
Supplemental Indenture No. 8, effective as of August 10, 2007, among Medicwest Holdings, Inc., Medicwest Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.14 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.15
Supplemental Indenture No. 9, effective as of August 17, 2007, among Mission Care Services, LLC, Mission Care of Illinois, LLC, Mission Care of Missouri, LLC, Access2Care, LLC and Abbott Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.16
Supplemental Indenture No. 10, effective as of October 19, 2007, among Arizona Oasis Acquisition, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.16 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.17
Supplemental Indenture No. 11, effective as of March 14, 2008, among Radiology Staffing Solutions, Inc. and RadStaffing Management Solutions Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.17 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.18
Supplemental Indenture No. 12, effective as of March 28, 2008, among River Medical Incorporated, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.18 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.19
Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc.(incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
4.20	Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
4.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.22	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.23
Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-4 filed October 11, 2005).
9.1
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.1
Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.1.1	Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation.*
10.2
Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assigned to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2.1	Amendment to Employment Agreement, dated January 1, 2009, between Don S. Harvey and Emergency Medical Services Corporation.*
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3.1	Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation.*
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4.1	Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation.*
10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
10.5.1	Amendment to Employment Agreement, dated January 1, 2009, between Dighton Packard and Emergency Medical Services Corporation.*
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
10.8
Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), Inc. and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.9
Purchase Agreement, dated January 27, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.10
Credit Agreement, dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto(incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.1
Amendment No. 1, dated March 29, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Emergency Medical Services L.P., the guarantors and the lenders party thereto, to the Credit Agreement dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.2
Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.12
Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc.(formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13
Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).

Exhibit No.	Description
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.3	Form of 2007 LTIP Revised Option Agreement.*
10.15	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
10.16	2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 16, 2007).
10.17	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 29, 2008).
10.18	Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company's Registration Statement on Form S-3 filed January 30, 2008).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services L.P. and Emergency Medical Services Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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
Filed with this Report

**
Identifies each management compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2009.

EMERGENCY MEDICAL SERVICES CORPORATION (registrant)
By:	/s/ William A. Sanger William A. Sanger Chairman and Chief Executive Officer
EMERGENCY MEDICAL SERVICES L.P. (registrant)
By:	Emergency Medical Services Corporation, its General Partner
By:	/s/ William A. Sanger William A. Sanger Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Sanger William A. Sanger	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2009
/s/ Randel G. Owen Randel G. Owen	Chief Financial Officer (Principal Financial Officer)	February 23, 2009
/s/ R. Jason Standifird R. Jason Standifird	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2009
/s/ Robert M. Le Blanc Robert M. Le Blanc	Director	February 23, 2009
/s/ Steven B. Epstein Steven B. Epstein	Director	February 23, 2009

Signature	Title	Date

/s/ Paul B. Iannini, M.D. Paul B. Iannini, M.D.	Director	February 23, 2009
/s/ James T. Kelly James T. Kelly	Director	February 23, 2009
/s/ Michael L. Smith Michael L. Smith	Director	February 23, 2009
/s/ Kevin E. Benson Kevin E. Benson	Director	February 23, 2009

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.2
Amendment to Stock Purchase Agreement, dated February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.3
Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.4
Amendment to Stock Purchase Agreement, dated as of February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.5
Letter, dated March 25, 2005, to EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.) from Laidlaw Medical Holdings, Inc. (incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.1
Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.2
Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.3	Certificate of Formation of Emergency Medical Services L.P. (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.4
Second Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.3
Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
4.4	Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.4.1
Amendment No. 2 to the Equityholders Agreement, dated as of February 26, 2008, by and among Emergency Medical Services L.P., Onex Partners L.P. and the equityholders listed on the signature page thereto (incorporated by reference to Exhibit 4.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
4.5
Registration Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P. and the persons listed on Schedule A thereto and amendment thereto (incorporated by reference to Exhibit 4.5 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.6
Indenture, dated February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.7
Supplemental Indenture, dated April 15, 2005, by and among AMR Brockton L.L.C., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1filed August 2, 2005).
4.8
Supplemental Indenture No. 2, effective as of September 30, 2005, by and among Global Medical Response, Inc., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.9
Supplemental Indenture No. 3, effective as of February 23, 2006, by and among Emergency Medical Services Corporation, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.10
Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.11
Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.12
Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.	Description
4.13	Supplemental Indenture No. 7, effective as of July 10, 2007, among Nevada Red Rock Holdings, Inc., Nevada Red Rock Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.14
Supplemental Indenture No. 8, effective as of August 10, 2007, among Medicwest Holdings, Inc., Medicwest Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.14 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.15
Supplemental Indenture No. 9, effective as of August 17, 2007, among Mission Care Services, LLC, Mission Care of Illinois, LLC, Mission Care of Missouri, LLC, Access2Care, LLC and Abbott Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.16
Supplemental Indenture No. 10, effective as of October 19, 2007, among Arizona Oasis Acquisition, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.16 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.17
Supplemental Indenture No. 11, effective as of March 14, 2008, among Radiology Staffing Solutions, Inc. and RadStaffing Management Solutions Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.17 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.18
Supplemental Indenture No. 12, effective as of March 28, 2008, among River Medical Incorporated, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.18 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.19
Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc.(incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.20
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
4.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.22	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.23
Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-4 filed October 11, 2005).

Exhibit No.	Description
9.1	Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.1
Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.1.1	Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation.*
10.2
Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assigned to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2.1	Amendment to Employment Agreement, dated January 1, 2009, between Don S. Harvey and Emergency Medical Services Corporation.*
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3.1	Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation.*
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4.1	Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation.*
10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.5.1	Amendment to Employment Agreement, dated January 1, 2009, between Dighton Packard and Emergency Medical Services Corporation.*
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
10.8
Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), Inc. and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
10.9	Purchase Agreement, dated January 27, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.10
Credit Agreement, dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto(incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.1
Amendment No. 1, dated March 29, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Emergency Medical Services L.P., the guarantors and the lenders party thereto, to the Credit Agreement dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.2
Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.12
Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc.(formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13
Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.3	Form of 2007 LTIP Revised Option Agreement.*
10.15	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
10.16	2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 16, 2007).

Exhibit No.	Description
10.17	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 29, 2008).
10.18	Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company's Registration Statement on Form S-3 filed January 30, 2008).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services L.P. and Emergency Medical Services Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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
Filed with this Report

**
Identifies each management compensation plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited the accompanying consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergency Medical Services Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergency Medical Services Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Emergency Medical Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 17, 2009

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$146,173	$28,914
Insurance collateral	55,052	37,776
Trade and other accounts receivable, net	472,501	495,348
Parts and supplies inventory	21,160	20,010
Prepaids and other current assets	28,378	11,715
Current deferred tax assets	91,910	76,997

Total current assets	815,174	670,760

Non-current assets:
Property, plant and equipment, net	124,869	143,342
Intangible assets, net	76,141	81,717
Non-current deferred tax assets	36,351	94,961
Insurance collateral	119,644	146,638
Goodwill	346,013	313,124
Other long-term assets	23,027	29,021

Total assets	$1,541,219	$1,479,563

Liabilities and Equity
Current liabilities:
Accounts payable	$57,318	$64,855
Accrued liabilities	257,918	237,319
Current portion of long-term debt	4,905	4,717

Total current liabilities	320,141	306,891
Long-term debt	453,600	478,166
Insurance reserves and other long-term liabilities	228,439	245,010

Total liabilities	1,002,180	1,030,067

Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,606,766 and 9,320,347 issued and outstanding in 2008 and 2007, respectively)	96	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2008 and 2007)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2008 and 2007)	—	—
LP exchangeable units (32,107,500 units issued and outstanding in 2008 and 2007)	212,361	212,361
Additional paid-in capital	124,370	117,079
Retained earnings	203,803	118,956
Accumulated other comprehensive (loss) income	(1,592)	1,006

Total equity	539,039	449,496

Total liabilities and equity	$1,541,219	$1,479,563

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year ended December 31,
	2008	2007	2006
Net revenue	$2,409,864	$2,106,993	$1,934,205

Compensation and benefits	1,637,425	1,455,970	1,333,648
Operating expenses	383,359	317,518	294,806
Insurance expense	82,221	66,308	74,258
Selling, general and administrative expenses	69,658	61,893	57,403
Depreciation and amortization expense	68,980	70,483	66,005
Restructuring charges	—	2,242	6,369

Income from operations	168,221	132,579	101,716
Interest income from restricted assets	6,407	7,143	5,987
Interest expense	(42,087)	(46,948)	(45,605)
Realized gain (loss) on investments	2,722	245	(467)
Interest and other income	2,055	2,055	2,346
Loss on early debt extinguishment	(241)	—	(377)

Income before income taxes and equity in earnings of unconsolidated subsidiary	137,077	95,074	63,600
Income tax expense	(52,530)	(36,104)	(24,961)

Income before equity in earnings of unconsolidated subsidiary	84,547	58,970	38,639
Equity in earnings of unconsolidated subsidiary	300	848	432

Net income	84,847	59,818	39,071
Other comprehensive (loss) income, net of tax:
Unrealized holding gains during the period	(274)	2,262	450
Unrealized losses on derivative financial instruments	(2,324)	(1,232)	—

Comprehensive income	$82,249	$60,848	$39,521

Basic net income per common share	$2.04	$1.44	$0.94
Diluted net income per common share	$1.97	$1.39	$0.92
Average common shares outstanding, basic	41,652,783	41,551,207	41,502,632
Average common shares outstanding, diluted	43,130,782	43,146,881	42,528,885

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity

(in thousands, except share and per share amounts)

	Shares/Units
	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units
Balances December 31, 2005	9,247,200	142,545	1	32,107,500
Exercise of options	15,653	—	—	—
Equity-based compensation	—	—	—	—
Net income	—	—	—	—
Unrealized holding gains	—	—	—	—

Balances December 31, 2006	9,262,853	142,545	1	32,107,500
Exercise of options	57,494	—	—	—
Equity-based compensation	—	—	—	—
Net income	—	—	—	—
Unrealized holding gains	—	—	—	—

Balances December 31, 2007	9,320,347	142,545	1	32,107,500
Exercise of options	265,792	—	—	—
Equity-based compensation	—	—	—	—
Issuance of stock under stock purchase plans	20,627	—	—	—
Net income	—	—	—	—
Unrealized holding gains	—	—	—	—

Balances December 31, 2008	9,606,766	142,545	1	32,107,500

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances December 31, 2005	$92	$1	$212,361	$112,937	$20,067	$(474)	$344,984
Exercise of options	1	—	—	103	—	—	104
Equity-based compensation	—	—	—	1,431	—	—	1,431
Net income	—	—	—	—	39,071	—	39,071
Unrealized holding gains	—	—	—	—	—	450	450

Balances December 31, 2006	93	1	212,361	114,471	59,138	(24)	386,040
Exercise of options	—	—	—	383	—	—	383
Equity-based compensation	—	—	—	2,225	—	—	2,225
Net income	—	—	—	—	59,818	—	59,818
Unrealized holding gains	—	—	—	—	—	2,262	2,262
Net change in fair value of interest rate swap agreement	—	—	—	—	—	(1,232)	(1,232)

Balances December 31, 2007	93	1	212,361	117,079	118,956	1,006	449,496
Exercise of options	3	—	—	1,776	—	—	1,779
Equity-based compensation	—	—	—	4,871	—	—	4,871
Issuance of stock under stock purchase plans	—	—	—	644	—	—	644
Net income	—	—	—	—	84,847	—	84,847
Unrealized holding losses	—	—	—	—	—	(274)	(274)
Net change in fair value of interest rate swap agreement	—	—	—	—	—	(2,324)	(2,324)

Balances December 31, 2008	$96	$1	$212,361	$124,370	$203,803	$(1,592)	$539,039

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$84,847	$59,818	$39,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,084	72,556	68,104
Gain on disposal of property, plant and equipment	(175)	(2)	(787)
Equity-based compensation expense	2,476	1,727	1,431
Loss on early debt extinguishment	241	—	377
Equity in earnings of unconsolidated subsidiary	(300)	(848)	(432)
Dividends received	—	416	—
Deferred income taxes	41,019	33,274	24,646
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	27,618	(74,991)	(4,740)
Parts and supplies inventory	(1,050)	(1,285)	360
Prepaids and other current assets	(8,378)	4,975	(1,418)
Accounts payable and accrued liabilities	(1,447)	5,184	30,716
Insurance accruals	(4,478)	(3,006)	8,414

Net cash provided by operating activities	211,457	97,818	165,742

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(32,088)	(38,335)	(60,415)
Proceeds from sale of property, plant and equipment	408	359	902
Acquisitions of businesses, net of cash received	(55,825)	(75,648)	(23,555)
Net change in insurance collateral	9,444	10,872	(28,363)
Other investing activities	3,116	2,526	(1,696)

Net cash used in investing activities	(74,945)	(100,226)	(113,127)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	2,423	383	104
EMSC equity issuance costs	—	—	(2,408)
Repayments of capital lease obligations and other debt	(39,230)	(76,033)	(27,066)
Net change in bank overdrafts	3,554	(2,664)	(1,957)
Borrowings under revolving credit facility	14,000	70,300	—

Net cash used in financing activities	(19,253)	(8,014)	(31,327)

Change in cash and cash equivalents	117,259	(10,422)	21,288
Cash and cash equivalents, beginning of period	28,914	39,336	18,048

Cash and cash equivalents, end of period	$146,173	$28,914	$39,336

Cash paid for interest	$40,427	$46,278	$46,130

Cash paid (refunds received) for taxes	$11,511	$2,132	$(15,235)

Non-cash activities
Capital lease obligations incurred	$682	$8,038	$—

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

1. General

Basis of Presentation of Financial Statements

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") to reflect the consolidated financial position, results of operations and cash flows of Emergency Medical Services Corporation ("EMSC" or the "Company"). The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services, L.P. ("EMS LP"), a Delaware limited partnership (see note 2 "Summary of Significant Accounting Policies—Equity Structure").

        The Company operates in two segments, AMR in the healthcare transportation service business and EmCare in the emergency management and hospital-based physician service businesses. AMR operates in 40 states, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services. EmCare provides outsourced business services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology and anesthesiology services with 474 contracts in 41 states. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services.

2. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include EMSC, its subsidiary EMS LP, and EMS LP's subsidiaries, AMR and EmCare. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

        The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements including, but not limited to, estimates and assumptions for accounts receivable and insurance related reserves. Actual results may differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

        Cash and cash equivalents are composed of highly liquid investments with a maturity of three months or less at acquisition, and are recorded at market value.

        At December 31, 2008 and 2007, bank overdrafts of $24.7 million and $21.1 million, respectively, were included in accounts payable in the accompanying balance sheets.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Insurance Collateral

        Insurance collateral is principally comprised of government and investment grade securities and cash deposits with third parties and supports the Company's insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.

Trade and Other Accounts Receivable, net

        The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. Patient-related accounts receivable are recorded net of estimated allowances for contractual discounts and uncompensated care in the period in which services are performed. Account balances are charged off against the uncompensated care allowance, which relates principally to receivables recorded for self-pay patients, when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. As a result of the estimates used in recording the allowances, the nature of healthcare collections, which may involve lengthy delays, and the current uncertainty in the economy, there is a reasonable possibility that recorded estimates will change materially in the short-term.

        The following table presents accounts receivable, net and accounts receivable allowances by segment:

	December 31,
	2008	2007
Accounts receivable, net
EMS	$273	$162
AMR	275,592	295,510
EmCare	196,636	199,676

Total	$472,501	$495,348

Accounts receivable allowances
AMR
Allowance for contractual discounts	$198,704	$216,397
Allowance for uncompensated care	148,865	172,140

Total	$347,569	$388,537

EmCare
Allowance for contractual discounts	$686,697	$616,341
Allowance for uncompensated care	365,610	259,780

Total	$1,052,307	$876,121

        The changes in the allowances for contractual discounts and uncompensated care are primarily a result of changes in the Company's gross fee-for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various contracting entities, including municipalities and facilities. Fee schedule

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

Parts and Supplies Inventory

        Parts and supplies inventory is valued at cost, determined on a first-in, first-out basis. Durable medical supplies, including stretchers, oximeters and other miscellaneous items, are capitalized as inventory and expensed as used.

Property, Plant and Equipment, net

        Property, plant and equipment were reflected at their estimated fair value as of February 1, 2005 in connection with the acquisition of EMS LP led by Onex Partners LP and Onex Corporation ("Onex"). Additions to property, plant and equipment subsequent to this date are recorded at cost. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and losses from dispositions of property, plant and equipment are recorded in the period incurred. Depreciation of property, plant and equipment is provided substantially on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	35 to 40 years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5 to 7 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Goodwill

        Statement of Financial Accounting Standards ("SFAS") No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

        The Company uses an independent valuation group to assist in the determination of the fair value of its operating units. The independent valuation group uses a present value technique, corroborated by market multiples when available and as appropriate, for each of the reporting units. EMSC's annual goodwill impairment assessment is performed during the third quarter each year. No impairment indicators were noted in completing the Company's annual impairment assessment and no indicators were noted which would indicate that a subsequent interim impairment test was necessary.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

        Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2008, 2007 or 2006.

Contract Value

        The Company's contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. Consistent with management's expectation of estimated future cash flow, these assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 3 to 10 years depending on the type of contract and customer relationship.

Other Indefinite Lived Intangibles

        Other indefinite lived intangibles, including radio frequency licenses and trade names, total $1.3 million at December 31, 2008 and 2007. These assets are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis. No impairment charges were recorded in 2008, 2007, or 2006.

Claims Liability and Professional Liability Reserves

        EMSC is self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Equity Structure

        The Company is the general partner of EMS LP and holds 23.3% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company's principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company's class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company's class B special voting stock, at all stockholder meetings at which holders of the Company's class B common stock or class B special voting stock are entitled to vote.

        In the EMS LP partnership agreement, the Company has agreed to maintain the economic equivalency of the LP exchangeable units and the class B common stock, and the holders of the LP exchangeable units have no general voting rights. The LP exchangeable units, when considered with the class B special voting stock, have the same rights, privileges and characteristics of the Company's class B common stock. The LP exchangeable units are intended to be economically equivalent to the class B common stock of the Company in that the LP exchangeable units carry the right to vote (by virtue of the class B special voting stock) with the holders of class B common stock as if one class, and entitle holders to receive distributions only if the equivalent dividends are declared on the Company's class B common stock. Accordingly, the Company accounts for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of the Company's balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

Derivatives and Hedging Activities

        All derivative instruments are recorded on the balance sheet at fair value. The Company currently uses interest rate swaps to manage risks associated with interest rate volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting and the ineffective portion of hedges are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives (see note 9 "Derivative Instruments and Hedging Activities").

EmCare Contractual Arrangements

        EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly-owned subsidiary of EmCare ("EmCare Subsidiary") contracts with hospitals to provide emergency department management services. The EmCare Subsidiary enters into an agreement ("PA Management Agreement") with a professional association or professional corporation ("PA"), whereby the EmCare Subsidiary provides the PA with management services and the PA agrees to provide physician services for the hospital contract. The PA employs physicians directly or subcontracts with another entity for the physician services. In certain states, the PA contracts directly with the hospital, but provides physician services and obtains management services in the same manner as described above. In all arrangements, decisions regarding patient care are made exclusively by the

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

physicians. In consideration for these services, the EmCare Subsidiary receives a monthly fee that may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. In most states, these fees approximate the excess of the PA's revenues over its expenses.

        Each PA is wholly-owned by a physician who enters into a Stock Transfer and Option Agreement with EmCare. This agreement gives EmCare the right to replace the physician owner with another physician in accordance with the terms of the agreement.

        EmCare has determined that these management contracts met the requirements of Emerging Issues Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Entities, for consolidation. Upon adoption of FIN 46(R), Consolidation of Variable Interest Entities, the Company also concluded that these management contracts resulted in a variable interest in the PAs and that the Company is the primary beneficiary. Accordingly, the consolidated financial statements of EmCare and these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs' voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare's relationship with the PA.

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of these financial instruments approximates their fair value as of December 31, 2008 and 2007. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising EMSC's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the year ended December 31, 2008, the Company derived approximately 28% of its net revenue from Medicare and Medicaid, 68% from insurance providers and contracted payors, and 4% directly from patients.

        The Company estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2008 was approximately $233 million with a carrying value of $250 million. At December 31, 2008, the Company was party to a one interest rate swap agreement (see note 9 "Derivative Instruments and Hedging Activities").

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Year ended December 31,
	2008	2007	2006
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	40.1%	39.4%	38.3%

Revenue net of contractual discounts	59.9%	60.6%	61.7%
Provision for uncompensated care as a percentage of gross revenue	15.2%	15.2%	14.1%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	25.4%	25.0%	22.8%
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	48.9%	49.3%	47.1%

Revenue net of contractual discounts	51.1%	50.7%	52.9%
Provision for uncompensated care as a percentage of gross revenue	24.1%	20.8%	23.5%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	47.1%	41.1%	44.5%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	44.9%	44.6%	42.8%

Revenue net of contractual discounts	55.1%	55.4%	57.2%
Provision for uncompensated care as a percentage of gross revenue	20.0%	18.2%	18.8%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	36.3%	32.8%	32.9%

        Healthcare billing and collection is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in payment from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts, including adjustments between contractual discount and uncompensated care provisions, are adjusted in future periods, as adjustments become known. The retroactive adjustments, which increased revenue recorded in 2008, 2007 and 2006, were 0.4%, 1.6% and 1.3%, respectively, of consolidated net revenue.

        Subsidies and fees in connection with community contracts at AMR are recognized ratably over the service period the payment covers.

        The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes ("SFAS 109"). Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or establish a reasonable estimate of possible additional taxes owing, if any.

        In connection with the acquisition of AMR and EmCare, the Company made an Internal Revenue Code ("IRC") section 338(h)(10) election for EmCare which eliminated $67 million of deferred tax assets and stepped-up the tax basis of EmCare's assets to fair value.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 ("FIN 48"). Adopted by the Company on January 1, 2007, FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Upon adoption of FIN 48, the Company reclassified approximately $41 million to a long-term liability and increased current deferred tax assets (see note 6 "Income Taxes").

Net Income Per Common Share

        The consolidated financial statements include "basic" and "diluted" per share information. Basic per share information is calculated by dividing net income available to stockholders by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computation was 41.7 million, 41.6 million, and 41.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 1.5 million, 1.6 million, and 1.0 million potential dilutive common shares for the years ended December 31, 2008, 2007, and 2006, respectively.

Stock Options

        The Company records the expense of stock option awards over the period in which the options vest, consistent with the provisions of SFAS No. 123(R) Share-Based Payment ("SFAS 123R"). The stock options are valued using the Black-Scholes valuation method on the date of grant.

Fair Value Measurement

        The Company adopted SFAS No. 157 Fair Value Measurements ("SFAS 157") effective January 1, 2008, which among other things, requires additional disclosures about financial instruments that are reported at fair value. SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument. Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

        Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

        Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. As required by SFAS 157, the Company does not adjust the quoted price for these assets or liabilities.

        Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

        Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company's own assumptions about the fair value of the asset or liability.

        The following table summarizes the valuation of EMSC's financial instruments by the above SFAS 157 fair value hierarchy levels as of December 31, 2008:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$88,643	$83,793	$4,850	$—
Liabilities:
Derivatives	$5,829	$—	$5,829	$—

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with the option to measure eligible items, including many financial instruments at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. The Company had the option to adopt SFAS 159 on January 1, 2008 and has elected not to measure any financial instruments or other items at fair value in accordance with the provisions of SFAS 159.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations ("SFAS 141(R)"), which replaces FASB Statement No. 141. SFAS 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interests. SFAS 141(R) is effective for business combinations entered into by the Company on or after January 1, 2009, except as it relates to certain income tax accounting matters. The impact to the Company's consolidated financial statements and related disclosures will depend on the nature and terms of the business combinations entered into subsequent to adoption of SFAS 141(R).

        In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for the Company beginning on January 1, 2009. Management does not expect the adoption of SFAS 160 to have a material effect on the Company's consolidated financial statements and related disclosures.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 expands and amends the disclosure requirements of SFAS 133 and is intended to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. Management does not expect the adoption of SFAS 161 to have a material effect on the Company's consolidated financial statements and related disclosures.

        In February 2008, the FASB issued Staff Position No. 157-2 ("FSP 157-2") which provided a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for the Company beginning on January 1, 2009. Management does not expect the adoption of FSP 157-2 to have a material effect on the Company's consolidated financial statements and related disclosures.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

3. Acquisitions

        During the year ended December 31, 2008, the Company acquired four entities for a total cost of $55.8 million, which was paid primarily in cash. In March 2008, the Company acquired River Medical, Inc. based in Lake Havasu, Arizona, which provides exclusive emergency ambulance transportation services to Lake Havasu City, and La Paz and Mohave Counties in western Arizona. The Company believes that this acquisition positions the Company for future expansion in the Arizona market. In April 2008, the Company acquired Aldan Emergency Physicians, P.A. which provides emergency department staffing and management services at facilities located in Brooksville, Florida and Hudson, Florida. In August 2008, the Company acquired the management services entity of Clinical Partners, P.A., a provider of anesthesiology services, as well as an associated billing company based in Longview, Texas. In October 2008, the Company acquired Templeton Readings, LLC, which is based in Baltimore, Maryland and provides final reads and telaradiology services to contracts in 31 states. The Company is in the process of completing the purchase price allocation for these acquisitions and has preliminarily recorded $44.3 million of goodwill and $12.5 million of other gross intangible assets as of December 31, 2008. As additional information becomes known which refines estimated fair values of assets acquired and liabilities assumed, the purchase price allocation may be adjusted and reflected as an adjustment to goodwill. Allocation adjustments generally occur within one year of the acquisition date.

        During the year ended December 31, 2007, the Company acquired three entities for a total cost of $75.6 million, which was paid primarily in cash. In July 2007, the Company acquired MedicWest Ambulance based in North Las Vegas, Nevada and Abbott Ambulance, Inc. based in St. Louis, Missouri, together with certain of their respective affiliates. In September 2007, the Company acquired certain ground ambulance assets from subsidiaries of Lifeguard Transportation Service, Inc. in Dallas, Texas and Atlanta, Georgia. These acquisitions expanded AMR's presence in existing markets and allowed the Company to enter a new market in the St. Louis area. The Company has completed the purchase price allocation for these acquisitions and has recorded $37.7 million of goodwill and $25.7 million of other gross intangible assets as of December 31, 2008.

        During the year ended December 31, 2006, the Company acquired four entities for a total cost of $24.7 million, which was paid primarily in cash. In July 2006, the Company acquired Air Ambulance Specialists, Inc., a privately held fixed wing air ambulance company based in Centennial, Colorado. In November 2006, the Company acquired Clinical Staffing Solutions, a Philadelphia-based hospitalist business. The Company also purchased two local ambulance service providers. Silver Spring Ambulance Service, Inc., providing services in the Washington D.C. market, was acquired in July 2006. Lifeline Medical Services, Inc., providing services in the south Florida market, was acquired in June 2006.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

4. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following at December 31:

	2008	2007
Land	$2,586	$2,586
Building and leasehold improvements	25,606	23,839
Vehicles	137,946	120,673
Computer hardware and software	78,200	69,077
Communication and medical equipment and other	69,150	66,206

	313,488	282,381
Less: accumulated depreciation and amortization	(188,619)	(139,039)

Property, plant and equipment, net	$124,869	$143,342

        Vehicles include certain assets held under capital leases with a net book value of $4.3 million and $6.8 million at December 31, 2008 and 2007, respectively. Accumulated depreciation and amortization at December 31, 2008 and 2007 includes $3.6 million and $1.8 million, respectively, relating to such vehicles. Depreciation expense, which includes amortization of assets under capital leases, was $51.5 million, $55.4 million and $53.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

5. Intangible Assets, net

        Intangible assets, net consisted of the following at December 31:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$129,708	$(56,233)	$118,590	$(39,186)
Covenant not to compete	2,188	(823)	1,363	(351)

Total	$131,896	$(57,056)	$119,953	$(39,537)

Unamortized intangible assets
Trade names	700	—	700	—
Radio frequencies	601	—	601	—

Total	$133,197	$(57,056)	$121,254	$(39,537)

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

5. Intangible Assets, net (Continued)

        Amortization expense of intangible assets was $17.5 million, $15.1 million, and $12.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. Estimated annual amortization over each of the next five years is expected to be:

2009	$17,696
2010	16,704
2011	16,315
2012	11,023
2013	4,709

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows at December 31:

	2008	2007
Current deferred tax assets (liabilities):
Accounts receivable	$53,607	$55,057
Accrued liabilities	19,396	20,675
Credit carryforwards	1,307	1,265
Interest carryforwards	15,685	—
Net operating loss carryforwards	1,915	—

Net current deferred tax assets	91,910	76,997

Long-term deferred tax assets (liabilities):
Intangible assets	(27,291)	(24,221)
Insurance and other long-term liabilities	34,470	37,106
Excess of tax over book depreciation	(3,441)	(4,275)
Interest carryforwards	—	51,078
Net operating loss carryforwards	34,426	35,273
Valuation allowance	(1,813)	—

Net long-term deferred tax assets	36,351	94,961

Net deferred tax assets	$128,261	$171,958

        The Company has net deferred tax assets resulting from net operating loss ("NOL") and interest deduction carryforwards and other deductible temporary differences that will reduce taxable income in future periods. SFAS 109 requires that a valuation allowance be established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Based on the evaluation of such

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

evidence, the Company established a $1.8 million valuation allowance related to some of its state deferred tax assets.

        The Company has interest carryovers of $41.0 million at December 31, 2008 limited by IRC Section 163(j) without expiration, and federal net operating loss carryforwards of $94.9 million which expire in the years 2017 to 2023. All NOL carryforwards are subject to AMR's annual IRC Section 382 limitation of $1.3 million. However, AMR has a net unrealized built-in gain ("NUBIG") and future recognition of some of these built-in gains will enable AMR to utilize its NOLs in excess of the annual limitation.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In association with this the Company has established reserves for income taxes in accordance with FIN 48 beginning in the first quarter of 2007. The Company periodically assesses the amount of such reserves and adjusts the reserve balances as necessary. EMSC does not expect the final resolution of tax examinations to have a material impact on the Company's financial results.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31 is as follows:

	2008	2007
Balance at January 1	$92,571	$40,934
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	9,597	51,637
Reductions for tax positions of prior years	(18,689)	—
Reductions for tax positions due to lapse of statute of limitations	—	—
Settlements	—	—

Balance at December 31	$83,479	$92,571

        It is reasonably possible that a reduction of up to $75.4 million of unrecognized tax benefits may occur as a result of possible audit settlements and/or tax filings made by the Company within the next twelve months.

        In accordance with the Company's accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits, which is consistent with the recognition of these items in prior reporting periods. The Company recognized $2.7 million, $10.1 million, and $8.3 million for the payment of interest and penalties for the years ended December 31, 2008, 2007 and 2006, respectively; $0.2 million of the 2007 balance has impacted the effective tax rate. During 2008, the Company reversed approximately $16.9 million of the interest previously recognized due primarily to the Company's accounting method change.

        At December 31, 2008, the unrecognized tax benefits recorded by the Company included approximately $4.2 million of penalties and interest that may reduce future tax expense.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

        The components of income tax expense were as follows:

	Year ended December 31,
	2008	2007	2006
Current tax expense
State	$30	$625	$—
Federal	1,921	27	479

Total	1,951	652	479

Deferred tax expense
State	6,472	3,830	1,970
Federal	44,107	31,622	22,512

Total	50,579	35,452	24,482

Total tax expense
State	6,502	4,455	1,970
Federal	46,028	31,649	22,991

Total	$52,530	$36,104	$24,961

        The Company has recorded an income tax prepayment of $7.8 million as of December 31, 2008 relating to overpayments of estimated quarterly taxes. This prepayment is included in the prepaids and other current assets on the accompanying balance sheet.

        A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

	Year ended December 31,
	2008	2007	2006
Income tax expense at the statutory rate	$47,977	$33,571	$22,412
Increase in income taxes resulting from:
State taxes, net of federal	4,572	2,787	1,971
Other	(19)	(254)	578

Provision for income taxes	$52,530	$36,104	$24,961

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

7. Accrued Liabilities

        Accrued liabilities were as follows at December 31:

	2008	2007
Accrued wages and benefits	$95,029	$79,781
Accrued paid time-off	25,505	24,687
Current portion of self-insurance reserve	61,099	59,821
Accrued restructuring	200	600
Current portion of compliance and legal	2,616	2,245
Accrued billing and collection fees	4,127	5,046
Accrued profit sharing	22,954	23,661
Accrued interest	9,964	10,407
Other	36,424	31,071

Total accrued liabilities	$257,918	$237,319

8. Debt

        On February 10, 2005, the Company issued $250.0 million of senior subordinated unsecured notes and entered into a $450.0 million Senior Secured Credit Facility ("Credit Facility") agreement.

        The senior subordinated notes have a fixed interest rate of 10%, payable semi-annually and mature in February 2015. The senior subordinated notes are general unsecured obligations of the issuers, AMR HoldCo, Inc. and EmCare HoldCo, Inc., and are guaranteed by EMSC, EMS LP and each of EMSC's domestic subsidiaries. AMR and its subsidiaries are wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries are wholly-owned subsidiaries of EmCare HoldCo, Inc.

        The Credit Facility consists of a $350.0 million senior secured term loan and a $100.0 million Senior Secured Revolving Credit Facility commitment, ("Revolving Facility"), each collateralized by a pledge of 100% of the capital stock of the Company and its direct and indirect domestic subsidiaries, 65% of the capital stock of any direct foreign subsidiaries and an interest in substantially all tangible and intangible assets of EMS LP and its subsidiaries. The term loan matures in February 2012 and requires quarterly principal payments of $0.5 million. The Revolving Facility was established to fund the Company's working capital and letter of credit needs and requires principal and interest to be paid at maturity in February 2011. The Revolving Facility is also subject to an annual commitment fee of 0.5% on unutilized commitments. Under the terms of the agreement, the Company may select between various interest rate arrangements based on LIBOR or the Prime Rate plus additional basis points ranging from 1% to 2%, determined by reference to a leverage ratio. At December 31, 2008, letters of credit outstanding were $43.2 million and the maximum available under the Revolving Facility was $56.8 million. There were no borrowings under the Revolving Facility at December 31, 2008 and 2007.

        The Credit Facility agreement contains various customary operating and financial covenants. The more restrictive of these covenants limit the Company and its subsidiaries' ability to create liens on assets; make certain investments, loans, guarantees or advances; incur additional indebtedness or issue capital stock; engage in mergers, acquisitions or consolidations; dispose of assets; pay dividends, repurchase equity interest or make other restricted payments; change the business conducted by the Company; engage in transactions with affiliates; and repay certain indebtedness, including the senior

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt (Continued)

unsecured notes, or amend or otherwise modify agreements governing the subordinated indebtedness. The financial maintenance covenants establish a maximum leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and an annual capital expenditure limit. The Company is in compliance with its debt covenants as of December 31, 2008.

        The Company made an unscheduled payment on the Credit Facility in December 2008 of $20.0 million and wrote off $0.2 million of unamortized debt issuance costs. The Company made unscheduled payments on the Credit Facility totaling $19.4 million during the year ended December 31, 2006 and wrote off $0.4 million of unamortized debt issuance costs.

        Long-term debt and capital lease obligations consisted of the following at December 31:

	2008	2007
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (4.38% at December 31, 2008)	201,862	224,167
Notes due at various dates from 2009 to 2022 with interest rates from 6% to 10%	1,632	2,292
Capital lease obligations due at various dates from 2010 to 2018	5,011	6,424

	458,505	482,883
Less current portion	(4,905)	(4,717)

Total long-term debt	453,600	$478,166

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see note 14 "Commitments and Contingencies") in each of the years indicated is as follows:

Year ending December 31,
2009	$4,905
2010	4,471
2011	148,747
2012	49,386
2013	110
Thereafter	250,886

$458,505

9. Derivative Instruments and Hedging Activities

        The Company manages its exposure to changes in market interest rates. The Company's use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

9. Derivative Instruments and Hedging Activities (Continued)

        At December 31, 2008, the Company was party to one interest rate swap agreement. The swap agreement is with major financial institutions and amounts to $200 million of notional principal amount. This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.3%. The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of 2% at December 31, 2008) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The swap agreement will expire in December 2009. The Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $3.8 million and $2.0 million as a component of other comprehensive income for years ended December 31, 2008 and 2007, respectively. The net additional interest payments made or received under this swap agreement are recognized in interest expense. Over the next twelve months, the Company expects to reclassify $5.8 million of deferred loss from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

10. Restructuring Charges

        As part of a plan to re-align the operations and billing function of AMR and to exit the east Michigan market, the Company recorded a restructuring charge of $6.4 million during 2006. Lease termination costs accounted for $0.8 million and the remaining $5.6 million related to one-time termination benefits. Lease termination costs are expected to be paid by December 2015. The balance remaining to be paid as of December 31, 2008 is $0.2 million.

11. Retirement Plans and Employee Benefits

        The Company maintains three 401(k) plans (the "EMSC Plans") for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the EMSC Plans. Employees may contribute a maximum of 40% of their compensation up to a maximum of $15,500. Generally, 50% of the contribution is matched by the Company up to a maximum of 3% to 6% of the employee's salary per year, depending on the plan. EMSC's contributions to the EMSC Plans were $11.8 million, $11.3 million and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Contributions are included in compensation and benefits on the accompanying statements of operations.

        EmCare established the EmCare Holdings Inc. 401(k) Savings Plan (the "EmCare Plan") in 1994 to provide retirement benefits to its physician employees. Employees may elect to participate in the EmCare Plan at the beginning of each calendar quarter and may contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service. EmCare contributes 50% of the first 6% of base compensation that a participant contributes to the EmCare Plan during any calendar year. EmCare contributed $0.8 million during each of the years ended December 31, 2008 and 2007, and $0.3 million during the year ended December 31, 2006.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation

Equity Option Plan

        Under the Company's Equity Option Plan approved in February 2005, key employees were granted options to purchase partnership units of EMS LP. The options permit employees to purchase class A common shares at an exercise price of between $6.67 and $16.00 per share and vest ratably over a period of four years and have a maximum term of ten years. In addition, certain performance measures must be met for 50% of the options to become exercisable. The Company recorded a compensation charge of $0.9 million, $1.1 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, associated with the grant of these options. No grants of options were made after 2005 and there will be no future grants under this plan.

        The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 0% volatility (because the options were granted by EMS LP as a private company), risk free rates ranging from 3.53% to 3.88%, 0% dividend yield and terms of 4 and 5 years. The weighted average fair value of these options was $1.40.

        The following table summarizes the status of options under the Equity Option Plan, as well as options granted to certain directors (with similar terms) as of December 31, 2008:

	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	3,252,596	$6.78
Granted at fair value	—	—
Exercised	(265,792)	6.67
Expired or forfeited	(50,818)	6.67

Outstanding at end of year	2,935,986	$6.79	$87,554

Exercisable at end of year	1,046,928	$6.75	$31,258

        Intrinsic value is the amount by which the stock price exceeds the exercise price of the options. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $6.7 million, $1.3 million and $0.1 million, respectively.

        The range of exercise prices of the outstanding exercisable options are as follows at December 31, 2008:

Weighted Average Exercise Price	Number of Exercisable Shares	Number of Outstanding Shares	Weighted Average Remaining Life in Years
$6.67	1,037,553	2,898,486	6.11
$16.00	9,375	37,500	6.95

Long-Term Incentive Plan

        The Company's original Long-Term Incentive Plan was approved by stockholders in May 2007 and an Amended and Restated Long-Term Incentive Plan (the "Plan") was approved by stockholders in May 2008. The Plan provides for the grant of long-term incentives, including various equity-based

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation (Continued)

incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

        The Company granted options to key employees under the Plan during 2007 and 2008. The options permit employees to purchase a total of 340,250 shares of class A common stock at a weighted average exercise price of $31.65 per share, vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years. In addition, certain performance measures must be met for 50% of the options to become exercisable, although these performance measures are not expected to be used for future grants. In connection with these grants, the Company recorded a compensation charge of $0.8 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

        The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 43% to 46% volatility based on EMSC's historical stock price, risk free rates ranging from 4.07% to 5.16%, 0% dividend yield and a term of 5 years. The weighted average fair value of options granted during 2008 was $13.57.

        During 2007, members of the Board of Directors of the Company granted, in the aggregate, 30,000 shares of restricted Class A common stock pursuant to the Plan, which shares vest ratably over a period of three to four years. In addition, certain performance measures must be met for 50% of the shares to become exercisable. In connection with these grants, the Company expensed $0.4 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

        The following table summarizes the status of restricted stock and options under the Plan as of December 31, 2008:

		Options Summary
	Restricted Stock	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	30,000	95,000	$33.93
Granted	—	257,250	31.03
Exercised	—	—	—
Expired or forfeited	—	(12,000)	36.32

Outstanding at end of year	30,000	340,250	$31.65	$1,780

Exercisable at end of year	9,167	13,750	$30.37	$86

Non-Employee Director Compensation Plan

        The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee. Under this plan, eligible directors are granted Restricted Stock Units ("RSUs") following each annual stockholder meeting with each RSU representing one share of the Company's class A common stock. Eligible directors receive a grant of RSUs having a fair market value of $0.1 million on the date of grant based on the closing price of the Company's class A common stock on the business day immediately preceding the grant date. The Non-Employee Director Compensation Plan allows directors

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation (Continued)

to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting. In connection with this plan, the Company granted 4,145 RSUs per director after the Company's 2008 annual stockholder meeting, plus an additional prorated amount of 2,374 RSUs to a director upon his election to the board of directors in October 2008. The Company granted 2,705 RSUs per director in 2007. The Company expensed $0.4 million for each of the years ended December 31, 2008 and 2007.

Stock Purchase Plan/Employee Stock Purchase Plan

        During the first quarter of 2008, the Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company's Employee Stock Purchase Plan (together, the "SPPs"). The purchases of stock under the SPPs occurred in September 2008 at a 5% discount to the closing price of the Company's class A common stock on September 15, 2008, and as such no compensation charge was recorded for the SPPs during the year ended December 31, 2008. Employee contributions to the SPPs totaling $644 were used to purchase a total of 20,627 shares of class A common stock.

13. Equity

Preferred Stock

        The Company's board of directors may, without further action by stockholders, from time to time direct the issuance of up to 20 million shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Class A and Class B Common Stock and Class B Special Voting Stock

General

        The Company's class A common stock and class B common stock is identical in all respects, except with respect to voting and except that each share of class B common stock is convertible into one share of class A common stock at the option of the holder. The class B common stock will be converted automatically into class A common stock upon a transfer thereof to any person other than certain currently affiliated persons and their affiliates. The class A and class B common stock are referred to as "common stock".

        Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company's outstanding common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose. Upon the Company's liquidation, dissolution or winding up, the holders of the class A and class B common stock are entitled to receive pro rata the Company's assets available for distribution, after payment of all liabilities and subject to the rights of any outstanding preferred stock and of the holders of the LP exchangeable units to receive distributions of assets equivalent to, on a per share/per unit basis, the distributions to the holders of the class A and class B common stock.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Equity (Continued)

        The Company's one share of class B special voting stock is not entitled to any rights or privileges except for the voting rights described below, and except that it is entitled to a distribution equal to its $0.01 par value upon the Company's liquidation, dissolution or winding up.

Voting Rights

        Generally, on all matters on which the holders of common stock are entitled to vote, the holders of the class A common stock, the class B common stock and the class B special voting stock vote together as a single class. On all matters with respect to which the holders of the Company's common stock are entitled to vote, each outstanding share of class A common stock is entitled to one vote, each outstanding share of class B common stock is entitled to ten votes and the one share of class B special voting stock is entitled to a number of votes equal to the number of votes that could be cast if all of the then outstanding LP exchangeable units were exchanged for class B common stock. If the Minimum Hold Condition is no longer satisfied, the number of votes per share of class B common stock will be reduced automatically to one vote per share. The Minimum Hold Condition is satisfied so long as the aggregate of the numbers of outstanding shares of class B common stock and LP exchangeable units is at least 10% of the total number of shares of common stock and LP exchangeable units outstanding.

        In addition, holders of class A common stock, on the one hand, and the class B common stock and class B special voting stock, on the other, are entitled to vote as a separate class on approval of (i) any alteration, repeal or amendment of the Company's certificate of incorporation which would adversely affect the powers, preferences or rights of the holders of class A common stock or the class B common stock and class B special voting stock, as the case may be, and (ii) any merger or consolidation of the Company with any other entity if, as a result, (x) shares of class A common stock would be converted into or exchanged for, or receive, any consideration that differs from that applicable to the shares of class B common stock as a result of such merger or consolidation, other than a difference limited to preserving the relative voting power of the holders of the class A common stock, the class B common stock and the class B special voting stock or (y) in the case of the class B common stock and class B special voting stock only, the class B special voting stock would not remain outstanding.

        In respect of any matter as to which the holders of the class A common stock are entitled to a class vote, holders have one vote per share, and the affirmative vote of the holders of a majority of the shares of class A common stock outstanding is required for approval. In respect of any matter as to which the holders of the class B common stock and class B special voting stock are entitled to a class vote, holders of class B common stock have one vote per share and the holder of the class B special voting stock will have one vote for each LP exchangeable unit outstanding, and the affirmative vote of the holders of a majority of the votes entitled to be cast is required for approval.

LP Exchangeable Units

        The LP exchangeable units are issued by EMS LP. Each LP exchangeable unit is exchangeable at any time into one share of class B common stock at the option of the holder and is substantially equivalent economically to a share of class B common stock. The holders of the LP exchangeable units have the right to receive distributions, on a per unit basis, in amounts (or property in the case of non-cash dividends), which are the same as, or economically equivalent to, and which are payable at the same time as, dividends declared on the class B common stock (or dividends that would be

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Equity (Continued)

required to be declared if class B common stock were outstanding). These holders also have the right to vote, through the trustee holder of the class B special voting stock, at all stockholder meetings at which holders of the class B common stock or class B special voting stock are entitled to vote, and the right to participate on a pro rata basis with the class B common stock in the distribution of assets of the Company, upon specified events relating to the voluntary or involuntary liquidation, dissolution, winding up or other distribution of the assets, through the mandatory exchange of LP exchangeable units for shares of class B common stock. The LP exchangeable units have been included as common stock equivalents in the basic and diluted earnings per share calculations.

14. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $40.5 million, $38.6 million and $43.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company also leases certain vehicles and leasehold improvements under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

        Future commitments under non-cancelable capital and operating leases for vehicle, premises, equipment and other recurring commitments are as follows:

	Capital Leases	Operating Leases & Other
Year ending December 31,
2009	$2,606	$54,640
2010	2,141	37,537
2011	123	30,924
2012	107	22,830
2013	107	15,568
Thereafter	440	41,047

	5,524	$202,546

Less imputed interest	(513)

Total capital lease obligations	5,011
Less current portion	(2,606)

Long-term capital lease obligations	$2,405

Services

        The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kickback or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the investigations described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

        Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice ("DOJ") that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the "medical necessity" requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR's hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement ("CIA") which is effective for a period of five years beginning September 12, 2006. Pursuant to the CIA, AMR is required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; contractual safeguards nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events.

        On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that the Company's Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements. On December 10, 2006, AMR paid the $1.8 million in alleged overpayments. However, the Company disagreed with the OIG's finding, filed an administrative appeal and on May 15, 2008, received $1.2 million back from Medicare as a result of the successful appeal. The outcome of this appeal did not have an impact on the results of operations of the Company.

Letters of Credit

        At December 31, 2008 and 2007, the Company had $43.2 million and $29.6 million, respectively, in outstanding letters of credit.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

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

        EmCare entered into a settlement agreement with respect to June Belt, et. al. v. EmCare, Inc., et. al brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The suit was filed on February 25, 2003 in the Eastern District of Texas. Pursuant to the settlement agreement, EmCare paid $1.7 million in satisfaction of all claims in the lawsuit during the first quarter of 2007.

        AMR and the City or Stockton, California were parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The suit was filed on June 28, 2005, in the United States District Court for the Eastern District of California. The parties entered into a tolling agreement and the case was dismissed without prejudice.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company continues to cooperate with governmental requests for documents and information.

        Three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles. At the present time, courts have not certified classes in any of these cases. All three suits allege violations of California state wage and hour compensation laws. Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage and hour laws. The Company is unable at this time to estimate the amount of potential damages, if any.

        The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

15. Transactions with Onex

        The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, its principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. This fee, which has been included as a component of selling, general and administrative expenses on the accompanying statement of operations, amounted to $1.0 million for the years ended December 31, 2008, 2007 and 2006.

16. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional liability (medical malpractice) programs for EmCare. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2008.

        The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims, other than general liability claims, are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities, currently 4%. General liability claims are not discounted.

        The Company's most recent actuarial valuation was completed in December 2008. As a result of this and previous actuarial valuations, the Company recorded reductions in its provisions for insurance liabilities of approximately $4.1 million in 2008, $21.5 million in 2007 and $16.9 million in 2006 related to reserves for losses in prior years.

        Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Insurance (Continued)

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets:

	Accrued Liabilities	Insurance Reserves and Other Long-term Liabilities	Total Liabilities
December 31, 2008
Automobile	$7,602	$9,570	$17,172
Workers compensation	14,036	27,490	41,526
General/ Professional liability	39,461	101,928	141,389

	$61,099	$138,988	$200,087

December 31, 2007
Automobile	$8,210	$8,999	$17,209
Workers compensation	15,937	29,656	45,593
General/ Professional liability	35,674	106,089	141,763

	$59,821	$144,744	$204,565

        Certain insurance programs also require the Company to maintain deposits with third-party insurers or with trustees to cover future claims costs. These deposits are included as insurance collateral in the accompanying balance sheets. Investments supporting insurance programs are comprised principally of government securities and investment grade securities. These investments are designated as available-for-sale and reported at fair value. Investment income/loss earned on these investments is reported as interest income from restricted assets in the statements of operations. The following table summarizes these deposits and restricted investments:

	2008	2007
Restricted cash and cash equivalents	$24,863	$2,298
Restricted marketable securities	10,633	5,522
Other short-term insurance collateral	19,556	29,956

Insurance collateral—short-term	$55,052	$37,776

Restricted long-term investments	$79,722	$99,846
Other long-term insurance collateral	39,922	46,792

Insurance collateral—long-term	$119,644	$146,638

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Net Income Per Common Share

        The calculation of basic net income per common share and diluted net income per common share is presented below:

	Year ended December 31,
	2008	2007	2006
Basic earnings per common share computation
Numerator:
Net income	$84,847	$59,818	$39,071

Net income available to stockholders	84,847	59,818	39,071

Denominator:
Basic average shares outstanding
Common stock and LP exchangeable units	41,652,783	41,551,207	41,502,632

Basic earnings per common share	$$2.04	$1.44	$0.94

Diluted earnings per share computation
Numerator:
Net income	$84,847	$59,818	$39,071

Net income available to stockholders	84,847	59,818	39,071

Denominator:
Basic average shares outstanding	41,652,783	41,551,207	41,502,632
Incremental shares from assumed exercise of stock options and RSUs	1,477,999	1,595,674	1,026,253
Diluted average common shares outstanding	43,130,782	43,146,881	42,528,885

Diluted earnings per common share	$1.97	$1.39	$0.92

        There were 65,500 and 35,500 potential common shares excluded from the calculation of diluted earnings per share for the years ended December 31, 2008 and 2007, respectively, because they were antidilutive.

18. Segment Information

        The Company is organized around two separately managed business units: healthcare transportation services and hospital-based physician services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The hospital-based physician services reportable segment provides outsourced business services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker (CODM) for purposes of SFAS No. 131, Disclosures

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

18. Segment Information (Continued)

about Segments of an Enterprise and Related Information, as he assesses the performance of the business units and decides how to allocate resources to the business units.

        Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, and depreciation and amortization ("Adjusted EBITDA") is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see note 2 "Summary of Significant Accounting Policies").

	Year ended December 31,
	2008	2007	2006
Healthcare Transportation Services
Revenue	$1,401,801	$1,219,212	$1,189,447
Income from operations	72,261	33,284	35,203
Adjusted EBITDA	129,933	92,725	90,671
Goodwill	175,563	150,765	130,268
Intangible assets, net	44,805	51,379	31,066
Total identifiable assets	789,180	870,845	817,715
Capital expenditures	$22,586	$32,847	$44,006
Hospital-Based Physician Services
Revenue	$1,008,063	$887,781	$744,758
Income from operations	95,960	99,295	66,513
Adjusted EBITDA	113,675	117,480	83,037
Goodwill	170,450	162,359	142,060
Intangible assets, net	31,336	30,338	35,723
Total identifiable assets	576,211	558,272	446,590
Capital expenditures	$4,707	$751	$4,933
Segment Totals
Revenue	$2,409,864	$2,106,993	$1,934,205
Income from operations	168,221	132,579	101,716
Adjusted EBITDA	243,608	210,205	173,708
Goodwill	346,013	313,124	272,328
Intangible assets, net	76,141	81,717	66,789
Total identifiable assets	1,365,391	1,429,117	1,264,305
Capital expenditures	$27,293	$33,598	$48,939

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

18. Segment Information (Continued)

        A reconciliation of Adjusted EBITDA to net income is as follows:

	Year ended December 31,
	2008	2007	2006
Adjusted EBITDA	$243,608	$210,205	$173,708
Depreciation and amortization expense	(68,980)	(70,483)	(66,005)
Interest expense	(42,087)	(46,948)	(45,605)
Realized gain (loss) on investments	2,722	245	(467)
Interest and other income	2,055	2,055	2,346
Loss on early debt extinguishment	(241)	—	(377)
Income tax expense	(52,530)	(36,104)	(24,961)
Equity in earnings of unconsolidated subsidiary	300	848	432

Net income	$84,847	$59,818	$39,071

        A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Year ended December 31,
	2008	2007	2006
Adjusted EBITDA	$243,608	$210,205	$173,708
Interest paid	(39,983)	(44,874)	(43,506)
Change in accounts receivable	27,618	(74,991)	(4,740)
Change in other operating assets/liabilities	(15,353)	5,868	38,072
Equity based compensation	2,476	1,727	1,431
Other	(6,909)	(117)	777

Cash flows provided by operating activities	$211,457	$97,818	$165,742

        A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31:

	2008	2007
Segment total identifiable assets	$1,365,391	$1,429,117
Corporate cash	141,778	32,330
Other corporate assets	34,050	18,116

Total identifiable assets	$1,541,219	$1,479,563

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	2008	2007	2006
Segment total capital expenditures	$27,293	$33,598	$48,939
Corporate capital expenditures	4,795	4,737	11,476

Total capital expenditures	$32,088	$38,335	$60,415

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Quarterly Financial Information (unaudited)

        Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 is as follows (in millions, except per share amounts):

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	$565.8	$571.1	$679.3	$593.7
Operating income	34.9	36.3	54.9	42.1
Net income	17.0	18.3	28.6	20.9
Basic earnings per share	0.41	0.44	0.69	0.50
Diluted earnings per share	0.40	0.43	0.66	0.48

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	$523.3	$516.7	$529.8	$537.2
Operating income	35.8	33.2	33.3	30.3
Net income	16.6	15.1	14.7	13.4
Basic earnings per share	0.40	0.36	0.35	0.32
Diluted earnings per share	0.39	0.35	0.34	0.31

20. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
Balance at December 31, 2005	$470,202	$336,774	$806,976
Additions	2,126,111	950,639	3,076,750
Reductions	(1,896,913)	(917,881)	(2,814,794)

Balance at December 31, 2006	699,400	369,532	1,068,932
Additions	2,524,339	1,027,732	3,552,071
Reductions	(2,391,001)	(965,344)	(3,356,345)

Balance at December 31, 2007	832,738	431,920	1,264,658
Additions	3,081,633	1,375,566	4,457,199
Reductions	(3,028,970)	(1,293,011)	(4,321,981)

Balance at December 31, 2008	$885,401	$514,475	$1,399,876

        Additions to the Company's valuation and qualifying accounts are primarily related to income statement provisions and balances added from acquisitions. Reductions to these accounts are primarily related to write-off activity.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt

        EMS LP financed the acquisition of AMR and EmCare, described in note 1 "General—Basis of Presentation", in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under the Credit Facility. Its wholly-owned subsidiaries, AMR HoldCo, Inc. and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the Credit Facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the Credit Facility include a full, unconditional and joint and several guarantee by all of EMSC, EMS LP and EMSC's domestic subsidiaries. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and Credit Facility are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2008

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$140,452	$5,721	$—	$146,173
Insurance collateral	—	—	—	—	18,618	40,751	(4,317)	55,052
Trade and other accounts receivable, net	—	—	—	—	471,546	955	—	472,501
Parts and supplies inventory	—	—	—	—	21,160	—	—	21,160
Other current assets	—	—	—	—	28,339	39	—	28,378
Current deferred tax assets	—	—	—	—	88,076	3,834	—	91,910

Current assets	—	—	—	—	768,191	51,300	(4,317)	815,174

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	124,869	—	—	124,869
Intercompany receivable	11,067	113,400	268,581	185,250	—	—	(578,298)	—
Intangible assets, net	—	—	—	—	76,141	—	—	76,141
Non-current deferred tax assets	—	—	—	—	40,666	(4,315)	—	36,351
Insurance collateral	—	—	—	—	39,923	81,062	(1,341)	119,644
Goodwill	—	—	—	—	345,555	458	—	346,013
Other long-term assets	—	—	5,496	2,513	15,018	—	—	23,027
Investment and advances in subsidiaries	527,972	414,572	241,438	173,120	33,216	—	(1,390,318)	—

Assets	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$57,260	$58	$—	$57,318
Accrued liabilities	—	—	5,247	4,717	216,692	31,263	(1)	257,918
Current portion of long-term debt	—	—	1,590	715	2,600	—	—	4,905

Current liabilities	—	—	6,837	5,432	276,552	31,321	(1)	320,141
Long-term debt	—	—	266,194	183,363	4,043	—	—	453,600
Other long-term liabilities	—	—	—	—	175,623	58,473	(5,657)	228,439
Intercompany	—	—	—	—	572,803	5,495	(578,298)	—

Liabilities	—	—	273,031	188,795	1,029,021	95,289	(583,956)	1,002,180

Equity:
Class A common stock	96	—	—	—	—	30	(30)	96
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	124,370	—	—	—	—	4,316	(4,316)	124,370
Retained earnings	203,803	203,803	55,406	148,397	203,789	24,337	(635,732)	203,803
Comprehensive income (loss)	(1,592)	(1,592)	(2,316)	724	(1,592)	4,533	243	(1,592)

Equity	539,039	527,972	242,484	172,088	414,558	33,216	(1,390,318)	539,039

Liabilities and Equity	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2007

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2008

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,409,864	$37,322	$(37,322)	$2,409,864

Compensation and benefits	—	—	—	—	1,637,425	—	—	1,637,425
Operating expenses	—	—	—	—	383,359	—	—	383,359
Insurance expense	—	—	—	—	75,682	43,861	(37,322)	82,221
Selling, general and administrative expenses	—	—	—	—	69,658	—	—	69,658
Depreciation and amortization expense	—	—	—	—	68,980	—	—	68,980
Restructuring charge	—	—	—	—	—	—	—	—

Income (loss) from operations	—	—	—	—	174,760	(6,539)	—	168,221
Interest income from restricted assets	—	—	—	—	2,590	3,817	—	6,407
Interest expense	—	—	—	—	(42,087)	—	—	(42,087)
Realized gain on investments	—	—	—	—	—	2,722	—	2,722
Interest and other income	—	—	—	—	2,055	—	—	2,055
Loss on early debt extinguishment	—	—	—	—	(241)	—	—	(241)

Income before income taxes	—	—	—	—	137,077	—	—	137,077
Income tax expense	—	—	—	—	(52,530)	—	—	(52,530)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	84,547	—	—	84,547
Equity in earnings of
unconsolidated subsidiaries	84,847	84,847	31,623	53,224	300	—	(254,541)	300

Net income	$84,847	$84,847	$31,623	$53,224	$84,847	$—	$(254,541)	$84,847

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,106,993	$36,778	$(36,778)	$2,106,993

Compensation and benefits	—	—	—	—	1,455,970	—	—	1,455,970
Operating expenses	—	—	—	—	317,518	—	—	317,518
Insurance expense	—	—	—	—	61,801	41,285	(36,778)	66,308
Selling, general and administrative expenses	—	—	—	—	61,893	—	—	61,893
Depreciation and amortization expense	—	—	—	—	70,483	—	—	70,483
Restructuring charge	—	—	—	—	2,242	—	—	2,242

Income (loss) from operations	—	—	—	—	137,086	(4,507)	—	132,579
Interest income from restricted assets	—	—	—	—	2,881	4,262	—	7,143
Interest expense	—	—	—	—	(46,948)	—	—	(46,948)
Realized gain on investments	—	—	—	—	—	245	—	245
Interest and other income	—	—	—	—	2,055	—	—	2,055

Income before income taxes	—	—	—	—	95,074	—	—	95,074
Income tax expense	—	—	—	—	(36,104)	—	—	(36,104)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	58,970	—	—	58,970
Equity in earnings of
unconsolidated subsidiaries	59,818	59,818	6,209	53,609	848	—	(179,454)	848

Net income	$59,818	$59,818	$6,209	$53,609	$59,818	$—	$(179,454)	$59,818

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,934,205	$38,446	$(38,446)	$1,934,205

Compensation and benefits	—	—	—	—	1,333,648	—	—	1,333,648
Operating expenses	—	—	—	—	294,806	—	—	294,806
Insurance expense	—	—	—	—	71,182	41,522	(38,446)	74,258
Selling, general and administrative expenses	—	—	—	—	57,403	—	—	57,403
Depreciation and amortization expense	—	—	—	—	66,005	—	—	66,005
Restructuring charge	—	—	—	—	6,369	—	—	6,369

Income (loss) from operations	—	—	—	—	104,792	(3,076)	—	101,716
Interest income from restricted assets	—	—	—	—	2,444	3,543	—	5,987
Interest expense	—	—	—	—	(45,605)	—	—	(45,605)
Realized loss on investments	—	—	—	—	—	(467)	—	(467)
Interest and other income	—	—	—	—	2,346	—	—	2,346
Loss on early debt extinguishment	—	—	—	—	(377)	—	—	(377)

Income before income taxes	—	—	—	—	63,600	—	—	63,600
Income tax expense	—	—	—	—	(24,961)	—	—	(24,961)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	38,639	—	—	38,639
Equity in earnings of unconsolidated subsidiaries	39,071	39,071	6,781	32,290	432	—	(117,213)	432

Net income	$39,071	$39,071	$6,781	$32,290	$39,071	$—	$(117,213)	$39,071

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2008

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$203,400	$8,057	$211,457

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(32,088)	—	(32,088)
Proceeds from sale of property, plant and equipment	—	—	—	—	408	—	408
Acquisition of businesses, net of cash received	—	—	—	—	(55,825)	—	(55,825)
Net change in insurance collateral	—	—	—	—	15,707	(6,263)	9,444
Net change in deposits and other assets	—	—	—	—	3,116	—	3,116

Net cash used in investing activities	—	—	—	—	(68,682)	(6,263)	(74,945)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	2,423	—	—	—	—	—	2,423
Repayments of capital lease obligations and other debt	—	—	—	—	(39,230)	—	(39,230)
Increase in bank overdrafts	—	—	—	—	3,554	—	3,554
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(2,423)	—	—	—	2,423	—	—

Net cash used in financing activities	—	—	—	—	(19,253)	—	(19,253)

Change in cash and cash equivalents	—	—	—	—	115,465	1,794	117,259
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914

Cash and cash equivalents, end of period	$—	$—	$—	$—	$140,452	$5,721	$146,173

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$91,563	$6,255	$97,818

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(38,335)	—	(38,335)
Proceeds from sale of property, plant and equipment	—	—	—	—	359	—	359
Acquisition of businesses, net of cash received	—	—	—	—	(75,648)		(75,648)
Insurance collateral	—	—	—	—	13,207	(2,335)	10,872
Net change in deposits and other assets	—	—	—	—	2,526	—	2,526

Net cash used in investing activities	—	—	—	—	(97,891)	(2,335)	(100,226)

Cash Flows from Financing Activities
Issuance of EMSC equity	383	—	—	—	—	—	383
Borrowings	—	—	—	—	70,300	—	70,300
Repayments of capital lease obligations and other debt	—	—	—	—	(76,033)	—	(76,033)
Net intercompany borrowings (payments)	(383)	—	—	—	383	—	—
Decrease in bank overdrafts	—	—	—	—	(2,664)	—	(2,664)

Net cash used in financing activities	—	—	—	—	(8,014)	—	(8,014)

Change in cash and cash equivalents	—	—	—	—	(14,342)	3,920	(10,422)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336

Cash and cash equivalents, end of period	$—	$—	$—	$—	$24,987	$3,927	$28,914

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$145,255	$20,487	$165,742

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(60,415)	—	(60,415)
Proceeds from sale of property, plant and equipment	—	—	—	—	902	—	902
Acquisitions of businesses, net of cash acquired	—	—	—	—	(23,555)	—	(23,555)
Insurance collateral	—	—	—	—	(7,836)	(20,527)	(28,363)
Net change in deposits and other assets	—	—	—	—	(1,696)	—	(1,696)

Net cash used in investing activities	—	—	—	—	(92,600)	(20,527)	(113,127)

Cash Flows from Financing Activities
Issuance of EMSC equity	104	—	—	—	—	—	104
EMSC equity issuance costs	(2,408)	—	—	—	—	—	(2,408)
Repayments of capital lease obligations and other debt	—	—	—	—	(27,066)	—	(27,066)
Net intercompany borrowings(payments)	2,304	—	—	—	(2,304)	—	—
Decrease in bank overdrafts	—	—	—	—	(1,957)	—	(1,957)

Net cash used in financing activities	—	—	—	—	(31,327)	—	(31,327)

Increase in cash and cash equivalents	—	—	—	—	21,328	(40)	21,288
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048

Cash and cash equivalents, end of period	$—	$—	$—	$—	$39,329	$7	$39,336

22. Subsequent Events

        The Company entered into an agreement on January 30, 2009 for the acquisition of the air ambulance business of Skyservice Business Aviation Inc. ("Skyservice Air Ambulance"), a fixed-wing air ambulance operator based in Montreal, Canada, with operations in Quebec, Ontario and British Columbia. Founded in 1989, Skyservice Air Ambulance provides worldwide air ambulance service. The transaction is subject to customary closing conditions and Canadian regulatory approval.