Form 10-Q
period 2009-06-30
Emergency Medical Services CORP; Emergency Medical Services L.P.
filed 2009-08-04
CIK 1344154, 1334544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes   ☐  No

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

       Shares of class A common stock outstanding at July 28, 2009 — 10,511,354; shares of class B common stock outstanding at July 28, 2009 — 142,545; LP exchangeable units outstanding at July 28, 2009 — 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenue	$637,291	$571,079	$1,250,313	$1,136,865
Compensation and benefits	438,628	400,501	865,162	794,852
Operating expenses	82,173	83,704	166,845	166,927
Insurance expense	28,357	17,568	50,861	38,531
Selling, general and administrative expenses	16,279	15,520	31,315	30,112
Depreciation and amortization expense	16,157	17,446	32,925	35,163
Income from operations	55,697	36,340	103,205	71,280
Interest income from restricted assets	1,120	1,735	2,386	3,490
Interest expense	(10,279)	(10,354)	(20,469)	(20,270)
Realized gain on investments	847	1,571	1,486	2,243
Interest and other income	423	287	940	589
Income before income taxes and equity in earnings of unconsolidated subsidiary	47,808	29,579	87,548	57,332
Income tax expense	(18,885)	(11,348)	(34,611)	(22,032)
Income before equity in earnings of unconsolidated subsidiary	28,923	18,231	52,937	35,300
Equity in earnings of unconsolidated subsidiary	96	104	153	54
Net income	29,019	18,335	53,090	35,354
Other comprehensive income (loss), net of tax:
Unrealized holding losses during the period	(1,377)	(3,107)	(2,534)	(1,760)
Unrealized gains (losses) on derivative financial instruments	916	2,165	1,267	(760)
Comprehensive income	$28,558	$17,393	$51,823	$32,834

Basic earnings per common share	$0.69	$0.44	$1.26	$0.85
Diluted earnings per common share	$0.67	$0.43	$1.23	$0.82
Weighted average common shares outstanding, basic	42,354,667	41,573,893	42,140,632	41,572,162
Weighted average common shares outstanding, diluted	43,334,340	43,022,034	43,215,657	43,052,668

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,139	$146,173
Insurance collateral	49,174	55,052
Trade and other accounts receivable, net	471,627	472,501
Parts and supplies inventory	21,267	21,160
Prepaids and other current assets	34,387	28,378
Current deferred tax assets	90,385	91,910
Total current assets	933,979	815,174
Non-current assets:
Property, plant and equipment, net	121,198	124,869
Intangible assets, net	77,587	76,141
Non-current deferred tax assets	5,327	36,351
Insurance collateral	124,921	119,644
Goodwill	335,451	346,013
Other long-term assets	22,292	23,027
Total assets	$1,620,755	$1,541,219
Liabilities and Equity
Current liabilities:
Accounts payable	$64,777	$57,318
Accrued liabilities	264,466	257,918
Current portion of long-term debt	4,025	4,905
Total current liabilities	333,268	320,141
Long-term debt	451,868	453,600
Insurance reserves and other long-term liabilities	230,269	228,439
Total liabilities	1,015,405	1,002,180
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 10,467,280 and 9,606,766 issued and outstanding in 2009 and 2008, respectively)	105	96
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2009 and 2008)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2009 and 2008)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2009 and 2008)	212,361	212,361
Additional paid-in capital	138,849	124,370
Retained earnings	256,893	203,803
Accumulated other comprehensive loss	(2,859)	(1,592)
Total equity	605,350	539,039
Total liabilities and equity	$1,620,755	$1,541,219

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash Flows from Operating Activities
Net income	$29,019	$18,335	$53,090	$35,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,661	17,973	33,741	36,269
Loss (gain) on disposal of property, plant and equipment	38	(90)	36	(103)
Equity-based compensation expense	1,104	562	1,754	1,124
Equity in earnings of unconsolidated subsidiary	(96)	(104)	(153)	(54)
Dividends received	—	—	713	—
Deferred income taxes	17,333	8,266	31,928	18,622
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	3,499	12,556	874	(13,752)
Parts and supplies inventory	(87)	6	(107)	(14)
Prepaids and other current assets	12,530	1,294	4,690	(4,638)
Accounts payable and accrued liabilities	20,120	3,100	11,620	(10,289)
Insurance accruals	(1,124)	(3,741)	2,753	(7,140)
Net cash provided by operating activities	98,997	58,157	140,939	55,379
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(12,878)	(7,653)	(20,085)	(10,180)
Proceeds from sale of property, plant and equipment	39	157	60	220
Acquisition of businesses, net of cash received	(133)	(6,679)	(133)	(19,957)
Net change in insurance collateral	(15,243)	12,731	(1,933)	14,856
Other investing activities	27	1,975	(643)	2,628
Net cash provided by (used in) investing activities	(28,188)	531	(22,734)	(12,433)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	3,825	33	4,723	45
Repayments of capital lease obligations and other debt	(1,453)	(1,570)	(2,612)	(16,721)
Increase (decrease) in bank overdrafts	(190)	(287)	650	3,835
Borrowings under revolving credit facility	—	—	—	14,000
Net cash provided by (used in) financing activities	2,182	(1,824)	2,761	1,159
Change in cash and cash equivalents	72,991	56,864	120,966	44,105
Cash and cash equivalents, beginning of period	194,148	16,155	146,173	28,914
Cash and cash equivalents, end of period	$267,139	$73,019	$267,139	$73,019

Non-cash Activities
Capital lease obligations incurred	$—	$682	$—	$682

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.         General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc. (“AMR”), its healthcare transportation services segment, and EmCare Holdings Inc. (“EmCare”), its outsourced hospital-based physician services segment.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and six months ended June 30, 2009 and 2008, the Company expensed $250 and $500, respectively, in respect of this fee.

2.         Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include all wholly-owned subsidiaries of EMSC, including AMR and EmCare and their respective subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s most recent actuarial valuation was completed in June 2009. As a result of this actuarial valuation, the Company recorded an increase of $4.4 million during the three months ended June 30, 2009 in its provision for insurance liabilities related to reserves for losses in prior years.  A total increase of $5.2 million was recorded during the six months ended June 30, 2009.  As a result of the actuarial valuation completed in June 2008, the Company recorded reductions in its provision for insurance liabilities of approximately $3.4 million during the three months ended June 30, 2008 and $6.2 million during the six months ended June 30, 2008.

The long-term portion of insurance reserves was $137.4 million and $139.0 million as of June 30, 2009 and December 31, 2008, respectively.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients.  The Company’s accounts receivable and allowances are as follows:

	June 30, 2009	December 31, 2008
Gross trade accounts receivable	$1,911,707	$1,792,546
Allowance for contractual discounts	955,926	885,401
Allowance for uncompensated care	559,241	514,475
Net trade accounts receivable	396,540	392,670
Other receivables, net	75,087	79,831
Net accounts receivable	$471,627	$472,501

Other receivables represent EmCare hospital subsidies and fees and AMR fees for stand-by and special events and subsidies from community organizations.

AMR contractual allowances are determined primarily on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience.  The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates.  The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients.  AMR’s allowances on self-pay accounts receivable are estimated on claim level, historical write-off experience.

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix.  These allowances are reviewed and adjusted monthly through revenue provisions.  In addition, a look-back analysis is done, typically after 15 months, to compare actual cash collected on a date of service basis to the revenue recorded for that period.  Any adjustment necessary for an overage or deficit in these allowances based on actual collections is recorded through a revenue adjustment in the current period.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	49.4%	46.1%	48.7%	45.9%
Revenue net of contractual discounts	50.6%	53.9%	51.3%	54.1%
Provision for uncompensated care as a percentage of gross revenue	20.4%	19.3%	20.0%	19.0%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	40.2%	35.8%	39.0%	35.1%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the three and six month periods ending June 30, 2009 and 2008.

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

As of June 30, 2009, the Company holds 24.8% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

Fair Value Measurement

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”) effective January 1, 2008, which among other things, requires additional disclosures about financial instruments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument.  Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  As required by SFAS 157, the Company does not adjust the quoted price for these assets or liabilities.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Level 3 – Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability.

The following table summarizes the valuation of EMSC’s financial instruments by the above SFAS 157 fair value hierarchy levels as of June 30, 2009:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$85,081	$64,299	$20,782	$—
Liabilities:
Derivatives	$3,709	$—	$3,709	$—

Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2 (“FSP 157-2”) delayed the application of SFAS 157 to nonfinancial assets and liabilities until January 1, 2009.  Adoption of FSP 157-2 did not have an impact on the Company’s financial statements during the three or six months ended June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which modifies the analysis required to identify controlling financial interest in variable interest entities.  SFAS 167 is effective for the Company beginning on January 1, 2010.  Management does not expect the adoption of SFAS 167 to have a material effect on the Company’s consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 166 Accounting for Transfers of Financial Assets—an amendment of FASB Statement 140 (“SFAS 166”), which clarifies circumstances under which a transferor has surrendered control and, thus, should remove the asset together with any related liabilities from its balance sheet.  SFAS 166 is effective for the Company beginning on January 1, 2010.  Management does not expect the adoption of SFAS 166 to have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”), which defines further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued.  SFAS 165 is effective for the Company beginning on April 1, 2009.  In accordance with SFAS 165, the Company’s management has evaluated events subsequent to June 30, 2009 through August 4, 2009 which is the issuance date of this report.  There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

3.   Acquisitions

The Company adopted SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”) effective January 1, 2009.  The impact to the Company’s consolidated financials statements and related disclosures will depend on the nature and terms of the business combinations entered into subsequent to adoption of SFAS 141(R).  The Company expensed $257 upon adoption of SFAS 141(R) and expensed a total of $191 and $911 during the three and six months ended June 30, 2009, respectively.  These costs are included in operating expenses on the accompanying statement of operations and previously would have been recorded as a component of goodwill.

In January 2009, the Company entered into an agreement for the acquisition of the air ambulance business of Skyservice Business Aviation Inc. (“Skyservice Air Ambulance”), a fixed-wing air ambulance operator based in Montreal, Canada, with operations in Quebec, Ontario and British Columbia.  Founded in 1989, Skyservice Air Ambulance provides worldwide air ambulance service.  Completion of the transaction is subject to currently pending Canadian regulatory approval.

4.    Accrued Liabilities

Accrued liabilities were as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accrued wages and benefits	$97,153	$95,029
Accrued paid time-off	26,794	25,505
Current portion of self-insurance reserves	65,407	61,099
Accrued restructuring	190	200
Current portion of compliance and legal	4,267	2,616
Accrued billing and collection fees	4,062	4,127
Accrued profit sharing	19,230	22,954
Accrued interest	9,755	9,964
Other	37,608	36,424
Total accrued liabilities	$264,466	$257,918

5.    Long-Term Debt

Long-term debt consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (2.34% at June 30, 2009)	200,813	201,862
Notes due at various dates from 2009 to 2022 with interest rates from 6% to 10%	1,221	1,632
Capital lease obligations due at various dates from 2010 to 2018 (see note 7)	3,859	5,011
	455,893	458,505
Less current portion	(4,025)	(4,905)
Total long-term debt	$451,868	$453,600

6.    Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in market interest rates.  The Company’s use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.  The Company does not enter into interest rate swap agreements for trading purposes.

In March 2009, the Company amended the interest rate swap agreement originally entered into in December 2007.  The amendment changed the hedged interest rate from the 3-month LIBOR to the 1-month LIBOR.  The swap agreement is with major financial institutions with a notional principal balance of $200 million.  The amended swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.1%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had a rate of less than 1% at June 30, 2009) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The swap agreement will expire in December 2009.  The Company recorded, as a component of other comprehensive income, a decrease to the liability associated with the fair value of the fixed interest rate swap agreement in the amount of $1.5 million and $2.1 million for the three and six months ended June 30, 2009, respectively, and a decrease of $3.8 million and an increase of $0.1 million during the same periods in 2008, in each case before applicable tax impacts.  The net additional interest payments made or received under this swap agreement are recognized in interest expense.  Over the remaining term of the agreement, the Company expects to reclassify $3.7 million of deferred loss before applicable tax impacts from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

7.         Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles and leasehold improvements under capital leases.  Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Forward Purchase Commitment

Beginning in March 2009, AMR entered into a series of forward purchase contracts which fix the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010.  For the six months ending December 31, 2009, the Company is under contract to purchase 200,000 gallons of diesel fuel per month at prices ranging from $2.63 to $2.79 per gallon.  For the twelve months ending June 30, 2010, the Company is under contract to purchase 50,000 gallons of diesel fuel per month at prices ranging from $2.85 to $2.99 per gallon.  These forward purchase contracts represent approximately 40% of the Company’s total monthly diesel fuel usage.  Based on the terms of the contracts, the Company has concluded they do not qualify as derivatives.  The impact related to these contracts during the three months ended June 30, 2009 was additional operating expense of $0.1 million.

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

In December 2006, AMR received a subpoena from the Department of Justice.  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company continues to cooperate with governmental requests for documents and information.

Three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles.  At the present time, courts have not certified classes in any of these cases.  Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks.  Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws.  The Company is unable at this time to estimate the amount of potential damages, if any.

The Company is involved in other litigation arising in the ordinary course of business.  Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

8.    Equity Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method.  The stock options are valued using the Black-Scholes valuation model on the date of grant.

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable; these performance measures were satisfied during the first quarter of 2009 with respect to the options granted in the first quarter of 2005.  Options with similar provisions were granted to non-employee directors. As the vesting period for these shares was complete during the first quarter of 2009, the Company did not record a compensation charge for the three months ended June 30, 2009.  A compensation charge of $431 was recorded for the three months ended June 30, 2008.  The compensation charge recorded for the six months ended June 30, 2009 and 2008 was $97 and $862, respectively.

Long-Term Incentive Plan

The Company’s original 2007 Long-Term Incentive Plan was approved by stockholders in May 2007 and an Amended and Restated 2007 Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2008.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

There were no options or restricted stock granted during the three months ended June 30, 2009.  The Company recorded a compensation charge of $979 and $31 during the three months ended June 30, 2009 and 2008, respectively, and $1,407 and $62 during the six months ended June 30, 2009 and 2008, respectively, in connection with the Plan.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  Eligible directors receive a grant of RSUs having a fair market value of $100 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting.  In connection with this plan, the Company granted 3,018 RSUs per director in 2009.  The Company granted 4,145 RSUs per director following the 2008 annual stockholder meeting and granted an additional 2,374 RSUs to a director upon his election to the board of directors in October 2008.  The Company expensed $125 and $100 for each of the three month periods ended June 30, 2009 and 2008, respectively, and $250 and $200 for the six month periods ended June 30, 2009 and 2008, respectively.

Stock Purchase Plan/Employee Stock Purchase Plan

During the second quarter of 2009, the Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company’s Employee Stock Purchase Plan (together, the “SPPs”).  The purchases of stock under the SPPs will occur in October 2009 at a 5% discount to the closing price of the Company’s class A common stock on October 15, 2009.  No compensation charge has been recorded for the SPPs in the six month period ended June 30, 2009.

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

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Healthcare Transportation Services
Revenue	$335,504	$323,672	$671,950	$649,988
Segment Adjusted EBITDA	32,425	25,976	66,313	54,374
Emergency Management Services
Revenue	301,787	247,407	578,363	486,877
Segment Adjusted EBITDA	40,549	29,545	72,203	55,559
Total
Total revenue	637,291	571,079	1,250,313	1,136,865
Total Adjusted EBITDA	72,974	55,521	138,516	109,933
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$72,974	$55,521	$138,516	$109,933
Depreciation and amortization expense	(16,157)	(17,446)	(32,925)	(35,163)
Interest expense	(10,279)	(10,354)	(20,469)	(20,270)
Realized gain on investments	847	1,571	1,486	2,243
Interest and other income	423	287	940	589
Income tax expense	(18,885)	(11,348)	(34,611)	(22,032)
Equity in earnings of unconsolidated subsidiary	96	104	153	54
Net income	$29,019	$18,335	$53,090	$35,354

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Adjusted EBITDA	$72,974	$55,521	$138,516	$109,933
Interest paid	(9,774)	(9,827)	(19,651)	(19,164)
Change in accounts receivable	3,499	12,556	874	(13,752)
Change in other operating assets/liabilities	31,439	659	18,956	(22,081)
Equity based compensation	1,104	562	1,754	1,124
Other	(245)	(1,314)	490	(681)
Cash flows provided by operating activities	$98,997	$58,157	$140,939	$55,379

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

Consolidating Statement of Operations

For the quarter ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$637,291	$7,147	$(7,147)	$637,291
Compensation and benefits	—	—	—	—	438,628	—	—	438,628
Operating expenses	—	—	—	—	82,173	—	—	82,173
Insurance expense	—	—	—	—	26,825	8,679	(7,147)	28,357
Selling, general and administrative expenses	—	—	—	—	16,279	—	—	16,279
Depreciation and amortization expense	—	—	—	—	16,157	—	—	16,157
Income (loss) from operations	—	—	—	—	57,229	(1,532)	—	55,697
Interest income from restricted assets	—	—	—	—	435	685	—	1,120
Interest expense	—	—	—	—	(10,279)	—	—	(10,279)
Realized gain on investments	—	—	—	—	—	847	—	847
Interest and other income	—	—	—	—	423	—	—	423
Income before income taxes	—	—	—	—	47,808	—	—	47,808
Income tax expense	—	—	—	—	(18,885)	—	—	(18,885)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,923	—	—	28,923
Equity in earnings of unconsolidated subsidiaries	29,019	29,019	8,591	20,428	96	—	(87,057)	96
Net income	$29,019	$29,019	$8,591	$20,428	$29,019	$—	$(87,057)	$29,019

Consolidating Statement of Operations

For the quarter ended June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$571,079	$7,952	$(7,952)	$571,079
Compensation and benefits	—	—	—	—	400,501	—	—	400,501
Operating expenses	—	—	—	—	83,704	—	—	83,704
Insurance expense	—	—	—	—	14,944	10,576	(7,952)	17,568
Selling, general and administrative expenses	—	—	—	—	15,520	—	—	15,520
Depreciation and amortization expense	—	—	—	—	17,446	—	—	17,446
Restructuring charge	—	—	—	—	—	—	—	—
Income (loss) from operations	—	—	—	—	38,964	(2,624)	—	36,340
Interest income from restricted assets	—	—	—	—	682	1,053	—	1,735
Interest expense	—	—	—	—	(10,354)	—	—	(10,354)
Realized gain on investments	—	—	—	—	—	1,571	—	1,571
Interest and other income	—	—	—	—	287	—	—	287
Income before income taxes	—	—	—	—	29,579	—	—	29,579
Income tax expense	—	—	—	—	(11,348)	—	—	(11,348)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	18,231	—	—	18,231
Equity in earnings of unconsolidated subsidiaries	18,335	18,335	3,637	14,698	104	—	(55,005)	104
Net income	$18,335	$18,335	$3,637	$14,698	$18,335	$—	$(55,005)	$18,335

Consolidating Statement of Operations

For the six months ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,250,313	$14,030	$(14,030)	$1,250,313
Compensation and benefits	—	—	—	—	865,162	—	—	865,162
Operating expenses	—	—	—	—	166,845	—	—	166,845
Insurance expense	—	—	—	—	47,979	16,912	(14,030)	50,861
Selling, general and administrative expenses	—	—	—	—	31,315	—	—	31,315
Depreciation and amortization expense	—	—	—	—	32,925	—	—	32,925
Income (loss) from operations	—	—	—	—	106,087	(2,882)	—	103,205
Interest income from restricted assets	—	—	—	—	990	1,396	—	2,386
Interest expense	—	—	—	—	(20,469)	—	—	(20,469)
Realized gain on investments	—	—	—	—	—	1,486	—	1,486
Interest and other income	—	—	—	—	940	—	—	940
Income before income taxes	—	—	—	—	87,548	—	—	87,548
Income tax expense	—	—	—	—	(34,611)	—	—	(34,611)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	52,937	—	—	52,937
Equity in earnings of unconsolidated subsidiaries	53,090	53,090	17,935	35,155	153	—	(159,270)	153
Net income	$53,090	$53,090	$17,935	$35,155	$53,090	$—	$(159,270)	$53,090

Consolidating Statement of Operations

For the six months ended June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,136,865	$18,709	$(18,709)	$1,136,865
Compensation and benefits	—	—	—	—	794,852	—	—	794,852
Operating expenses	—	—	—	—	166,927	—	—	166,927
Insurance expense	—	—	—	—	34,162	23,078	(18,709)	38,531
Selling, general and administrative expenses	—	—	—	—	30,112	—	—	30,112
Depreciation and amortization expense	—	—	—	—	35,163	—	—	35,163
Restructuring charge	—	—	—	—	—	—	—	—
Income (loss) from operations	—	—	—	—	75,649	(4,369)	—	71,280
Interest income from restricted assets	—	—	—	—	1,364	2,126	—	3,490
Interest expense	—	—	—	—	(20,270)	—	—	(20,270)
Realized gain on investments	—	—	—	—	—	2,243	—	2,243
Interest and other income	—	—	—	—	589	—	—	589
Income before income taxes	—	—	—	—	57,332	—	—	57,332
Income tax expense	—	—	—	—	(22,032)	—	—	(22,032)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	35,300	—	—	35,300
Equity in earnings of unconsolidated subsidiaries	35,354	35,354	8,698	26,656	54	—	(106,062)	54
Net income	$35,354	$35,354	$8,698	$26,656	$35,354	$—	$(106,062)	$35,354

Consolidating Balance Sheet

As of June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$266,772	$367	$—	$267,139
Insurance collateral	—	—	—	—	16,380	56,594	(23,800)	49,174
Trade and other accounts receivable, net	—	—	—	—	471,072	555	—	471,627
Parts and supplies inventory	—	—	—	—	21,267	—	—	21,267
Other current assets	—	—	—	—	32,588	1,799	—	34,387
Current deferred tax assets	—	—	—	—	86,551	3,834	—	90,385
Current assets	—	—	—	—	894,630	63,149	(23,800)	933,979
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	121,198	—	—	121,198
Intercompany receivable	25,555	113,400	268,222	185,168	—	—	(592,345)	—
Intangible assets, net	—	—	—	—	77,587	—	—	77,587
Non-current deferred tax assets	—	—	—	—	9,642	(4,315)	—	5,327
Insurance collateral	—	—	—	—	42,422	79,944	2,555	124,921
Goodwill	—	—	—	—	334,993	458	—	335,451
Other long-term assets	—	—	4,989	2,203	15,100	—	—	22,292
Investment and advances in subsidiaries	579,795	466,395	260,293	206,088	39,748	—	(1,552,319)	—
Assets	$605,350	$579,795	$533,504	$393,459	$1,535,320	$139,236	$(2,165,909)	$1,620,755
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$64,722	$55	$—	$64,777
Accrued liabilities	—	—	5,104	4,651	219,314	36,023	(626)	264,466
Current portion of long-term debt	—	—	1,447	650	1,928	—	—	4,025
Current liabilities	—	—	6,551	5,301	285,964	36,078	(626)	333,268
Long-term debt	—	—	265,614	183,102	3,152	—	—	451,868
Other long-term liabilities	—	—	—	—	192,973	57,915	(20,619)	230,269
Intercompany	—	—	—	—	586,850	5,495	(592,345)	—
Liabilities	—	—	272,165	188,403	1,068,939	99,488	(613,590)	1,015,405
Equity:
Class A common stock	105	—	—	—	—	30	(30)	105
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	138,849	—	—	—	—	4,316	(4,316)	138,849
Retained earnings	256,893	256,893	73,341	183,552	256,879	33,403	(804,068)	256,893
Comprehensive income (loss)	(2,859)	(2,859)	(1,396)	(1,463)	(2,859)	1,999	6,578	(2,859)
Equity	605,350	579,795	261,339	205,056	466,381	39,748	(1,552,319)	605,350
Liabilities and Equity	$605,350	$579,795	$533,504	$393,459	$1,535,320	$139,236	$(2,165,909)	$1,620,755

Consolidating Balance Sheet

As of December 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$140,452	$5,721	$—	$146,173
Insurance collateral	—	—	—	—	18,618	40,751	(4,317)	55,052
Trade and other accounts receivable, net	—	—	—	—	471,546	955	—	472,501
Parts and supplies inventory	—	—	—	—	21,160	—	—	21,160
Other current assets	—	—	—	—	28,339	39	—	28,378
Current deferred tax assets	—	—	—	—	88,076	3,834	—	91,910
Current assets	—	—	—	—	768,191	51,300	(4,317)	815,174
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	124,869	—	—	124,869
Intercompany receivable	11,067	113,400	268,581	185,250	—	—	(578,298)	—
Intangible assets, net	—	—	—	—	76,141	—	—	76,141
Non-current deferred tax assets	—	—	—	—	40,666	(4,315)	—	36,351
Insurance collateral	—	—	—	—	39,923	81,062	(1,341)	119,644
Goodwill	—	—	—	—	345,555	458	—	346,013
Other long-term assets	—	—	5,496	2,513	15,018	—	—	23,027
Investment and advances in subsidiaries	527,972	414,572	241,438	173,120	33,216	—	(1,390,318)	—
Assets	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$57,260	$58	$—	$57,318
Accrued liabilities	—	—	5,247	4,717	216,692	31,263	(1)	257,918
Current portion of long-term debt	—	—	1,590	715	2,600	—	—	4,905
Current liabilities	—	—	6,837	5,432	276,552	31,321	(1)	320,141
Long-term debt	—	—	266,194	183,363	4,043	—	—	453,600
Other long-term liabilities	—	—	—	—	175,623	58,473	(5,657)	228,439
Intercompany	—	—	—	—	572,803	5,495	(578,298)	—
Liabilities	—	—	273,031	188,795	1,029,021	95,289	(583,956)	1,002,180
Equity:
Class A common stock	96	—	—	—	—	30	(30)	96
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	124,370	—	—	—	—	4,316	(4,316)	124,370
Retained earnings	203,803	203,803	55,406	148,397	203,789	24,337	(635,732)	203,803
Comprehensive income (loss)	(1,592)	(1,592)	(2,316)	724	(1,592)	4,533	243	(1,592)
Equity	539,039	527,972	242,484	172,088	414,558	33,216	(1,390,318)	539,039
Liabilities and Equity	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219

Condensed Consolidating Statement of Cash Flows

For the quarter ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$101,646	$(2,649)	$98,997
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(12,878)	—	(12,878)
Proceeds from sale of property, plant and equipment	—	—	—	—	39	—	39
Acquisition of businesses, net of cash received	—	—	—	—	(133)	—	(133)
Net change in insurance collateral	—	—	—	—	(1,627)	(13,616)	(15,243)
Net change in deposits and other assets	—	—	—	—	27	—	27
Net cash used in investing activities	—	—	—	—	(14,572)	(13,616)	(28,188)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	3,825	—	—	—	—	—	3,825
Repayments of capital lease obligations and other debt	—	—	—	—	(1,453)	—	(1,453)
Decrease in bank overdrafts	—	—	—	—	(190)	—	(190)
Net intercompany borrowings (payments)	(3,825)	—	—	—	3,825	—	—
Net cash provided by financing activities	—	—	—	—	2,182	—	2,182
Change in cash and cash equivalents	—	—	—	—	89,256	(16,265)	72,991
Cash and cash equivalents, beginning of period	—	—	—	—	177,516	16,632	194,148
Cash and cash equivalents, end of period	$—	$—	$—	$—	$266,772	$367	$267,139

Condensed Consolidating Statement of Cash Flows

For the quarter ended June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$55,547	$2,610	$58,157
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(7,653)	—	(7,653)
Proceeds from sale of property, plant and equipment	—	—	—	—	157	—	157
Acquisition of businesses, net of cash received	—	—	—	—	(6,679)	—	(6,679)
Net change in insurance collateral	—	—	—	—	5,130	7,601	12,731
Net change in deposits and other assets	—	—	—	—	1,975	—	1,975
Net cash provided by (used in) investing activities	—	—	—	—	(7,070)	7,601	531
Cash Flows from Financing Activities
EMSC issuance of class A common stock	33	—	—	—	—	—	33
Repayments of capital lease obligations and other debt	—	—	—	—	(1,570)	—	(1,570)
Decrease in bank overdrafts	—	—	—	—	(287)	—	(287)
Net intercompany borrowings (payments)	(33)	—	—	—	33	—	—
Net cash used in financing activities	—	—	—	—	(1,824)	—	(1,824)
Change in cash and cash equivalents	—	—	—	—	46,653	10,211	56,864
Cash and cash equivalents, beginning of period	—	—	—	—	15,328	827	16,155
Cash and cash equivalents, end of period	$—	$—	$—	$—	$61,981	$11,038	$73,019

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$144,622	$(3,683)	$140,939
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(20,085)	—	(20,085)
Proceeds from sale of property, plant and equipment	—	—	—	—	60	—	60
Net change in insurance collateral	—	—	—	—	(262)	(1,671)	(1,933)
Net change in deposits and other assets	—	—	—	—	(776)	—	(776)
Net cash used in investing activities	—	—	—	—	(21,063)	(1,671)	(22,734)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	4,723	—	—	—	—	—	4,723
Repayments of capital lease obligations and other debt	—	—	—	—	(2,612)	—	(2,612)
Increase in bank overdrafts	—	—	—	—	650	—	650
Net intercompany borrowings (payments)	(4,723)	—	—	—	4,723	—	—
Net cash provided by financing activities	—	—	—	—	2,761	—	2,761
Change in cash and cash equivalents	—	—	—	—	126,320	(5,354)	120,966
Cash and cash equivalents, beginning of period	—	—	—	—	140,452	5,721	146,173
Cash and cash equivalents, end of period	$—	$—	$—	$—	$266,772	$367	$267,139

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$54,494	$885	$55,379
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(10,180)	—	(10,180)
Proceeds from sale of property, plant and equipment	—	—	—	—	220	—	220
Acquisition of businesses, net of cash received	—	—	—	—	(19,957)	—	(19,957)
Net change in insurance collateral	—	—	—	—	8,630	6,226	14,856
Net change in deposits and other assets	—	—	—	—	2,628	—	2,628
Net cash provided by (used in) investing activities	—	—	—	—	(18,659)	6,226	(12,433)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	45	—	—	—	—	—	45
Repayments of capital lease obligations and other debt	—	—	—	—	(16,721)	—	(16,721)
Increase in bank overdrafts	—	—	—	—	3,835	—	3,835
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(45)	—	—	—	45	—	—
Net cash provided by financing activities	—	—	—	—	1,159	—	1,159
Change in cash and cash equivalents	—	—	—	—	36,994	7,111	44,105
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914
Cash and cash equivalents, end of period	$—	$—	$—	$—	$61,981	$11,038	$73,019

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

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 23, 2009.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. We believe that AMR, over its more than 50 years of operating history, has become the leading provider of ambulance transport services in the United States. We believe that EmCare, over its more than 35 years of operating history, has become the leading provider of outsourced emergency department staffing and management services in the United States and also provides hospital-based services for hospitalist/inpatient, radiology, and anesthesiology departments.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and six months ended June 30, 2009 and 2008. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Net Revenue				Percentage of Total Volume
	Quarter ended June 30,		Six months ended June 30,		Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Medicare	23.4%	24.5%	23.6%	24.7%	24.3%	25.7%	25.1%	26.2%
Medicaid	4.6%	4.6%	4.5%	4.6%	11.2%	10.9%	11.0%	10.7%
Commercial insurance and managed care	51.5%	49.7%	50.7%	49.6%	42.9%	42.1%	42.5%	42.0%
Self-pay	3.9%	4.4%	4.0%	4.5%	21.6%	21.3%	21.4%	21.1%
Subsidies & fees	16.6%	16.8%	17.2%	16.6%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 88% of AMR’s net revenue for the six months ended June 30, 2009 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports, and weighted in certain of our analyses) and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2009, approximately 86% was derived from our hospital contracts for emergency department staffing and approximately 14% was derived from hospitalist, anesthesiology, radiology and other hospital management services.  Approximately 80% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 20% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters (segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters, and weighted in certain of our analyses), net revenue per patient encounter, and number of contracts.  Due to our expansion in the radiology and anesthesiology markets which typically generate lower net revenue per encounter than emergency room visits, patient encounters are now being weighted to make net revenue per encounter comparable across all of EmCare’s markets.

The change from period to period in the number of patient encounters under our “same store” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include provider compensation per patient encounter and professional liability costs.

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have resulted in a continued reduction in the frequency, severity and development of claims.

Recent Developments

The Company adopted SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”) effective January 1, 2009.  The new standard replaces FASB Statement No. 141 and establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interests.  The impact to the Company’s consolidated financial statements and related disclosures will depend on the nature and terms of the business combinations entered into subsequent to adoption of SFAS 141(R).

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 9.0% and 16.1% of AMR’s operating expenses for the three months ended June 30, 2009 and 2008, respectively, and 8.5% and 14.6% for the six months ended June 30, 2009 and 2008, respectively.  Although we have generally been able to offset inflationary and other cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future fuel and inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis were less than 1% of net revenue for the three and six month periods ended June 30, 2009 and 2008.

Results of Operations

Quarter and Six Months Ended June 30, 2009 Compared to the Quarter and Six Months Ended June 30, 2008

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 for EMSC and our two operating segments.

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

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended June 30, 2009		Quarter ended June 30, 2008		Six months ended June 30, 2009		Six months ended June 30, 2008
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$637,291	100.0%	$571,079	100.0%	$1,250,313	100.0%	$1,136,865	100.0%
Compensation and benefits	438,628	68.8	400,501	70.1	865,162	69.2	794,852	69.9
Operating expenses	82,173	12.9	83,704	14.7	166,845	13.3	166,927	14.7
Insurance expense	28,357	4.4	17,568	3.1	50,861	4.1	38,531	3.4
Selling, general and administrative expenses	16,279	2.6	15,520	2.7	31,315	2.5	30,112	2.6
Interest income from restricted assets	(1,120)	(0.2)	(1,735)	(0.3)	(2,386)	(0.2)	(3,490)	(0.3)
Adjusted EBITDA	$72,974	11.5%	$55,521	9.7%	$138,516	11.1%	$109,933	9.7%
Depreciation and amortization expenses	(16,157)	(2.5)	(17,446)	(3.1)	(32,925)	(2.6)	(35,163)	(3.1)
Interest expense	(10,279)	(1.6)	(10,354)	(1.8)	(20,469)	(1.6)	(20,270)	(1.8)
Realized gain on investments	847	0.1	1,571	0.3	1,486	0.1	2,243	0.2
Interest and other income	423	0.1	287	0.1	940	0.1	589	0.1
Income tax expense	(18,885)	(3.0)	(11,348)	(2.0)	(34,611)	(2.8)	(22,032)	(1.9)
Equity in earnings of unconsolidated subsidiary	96	0.0	104	0.0	153	0.0	54	0.0
Net income	$29,019	4.6%	$18,335	3.2%	$53,090	4.2%	$35,354	3.1%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	For the quarter ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Adjusted EBITDA	$72,974	$55,521	$138,516	$109,933
Interest paid	(9,774)	(9,827)	(19,651)	(19,164)
Change in accounts receivable	3,499	12,556	874	(13,752)
Change in other operating assets/liabilities	31,439	659	18,956	(22,081)
Equity based compensation	1,104	562	1,754	1,124
Other	(245)	(1,314)	490	(681)
Cash flows provided by operating activities	$98,997	$58,157	$140,939	$55,379

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended June 30, 2009		Quarter ended June 30, 2008		Six months ended June 30, 2009		Six months ended June 30, 2008
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$335,504	100.0%	$323,672	100.0%	$671,950	100.0%	$649,988	100.0%
Compensation and benefits	207,820	61.9	204,110	63.1	416,094	61.9	408,089	62.8
Operating expenses	72,084	21.5	75,691	23.4	146,619	21.8	149,782	23.0
Insurance expense	13,928	4.2	8,912	2.8	25,016	3.7	20,100	3.1
Selling, general and administrative expenses	9,682	2.9	9,665	3.0	18,898	2.8	19,007	2.9
Interest income from restricted assets	(435)	(0.1)	(682)	(0.2)	(990)	(0.1)	(1,364)	(0.2)
Adjusted EBITDA	$32,425	9.7%	$25,976	8.0%	$66,313	9.9%	$54,374	8.4%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	32,425	9.7	25,976	8.0	66,313	9.9	54,374	8.4
Depreciation and amortization expense	(12,242)	(3.6)	(14,118)	(4.4)	(24,948)	(3.7)	(28,504)	(4.4)
Interest income from restricted assets	(435)	(0.1)	(682)	(0.2)	(990)	(0.1)	(1,364)	(0.2)
Income from operations	$19,748	5.9%	$11,176	3.5%	$40,375	6.0%	$24,506	3.8%

EmCare

	Quarter ended June 30, 2009		Quarter ended June 30, 2008		Six months ended June 30, 2009		Six months ended June 30, 2008
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$301,787	100.0%	$247,407	100.0%	$578,363	100.0%	$486,877	100.0%
Compensation and benefits	230,808	76.5	196,391	79.4	449,068	77.6	386,763	79.4
Operating expenses	10,089	3.3	8,013	3.2	20,226	3.5	17,145	3.5
Insurance expense	14,429	4.8	8,656	3.5	25,845	4.5	18,431	3.8
Selling, general and administrative expenses	6,597	2.2	5,855	2.4	12,417	2.1	11,105	2.3
Interest income from restricted assets	(685)	(0.2)	(1,053)	(0.4)	(1,396)	(0.2)	(2,126)	(0.4)
Adjusted EBITDA	$40,549	13.4%	$29,545	11.9%	$72,203	12.5%	$55,559	11.4%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	40,549	13.4	29,545	11.9	72,203	12.5	55,559	11.4
Depreciation and amortization expenses	(3,915)	(1.3)	(3,328)	(1.3)	(7,977)	(1.4)	(6,659)	(1.4)
Interest income from restricted assets	(685)	(0.2)	(1,053)	(0.4)	(1,396)	(0.2)	(2,126)	(0.4)
Income from operations	$35,949	11.9%	$25,164	10.2%	$62,830	10.9%	$46,774	9.6%

Quarter ended June 30, 2009 compared to the quarter ended June 30, 2008

Consolidated

Our results for the three months ended June 30, 2009 reflect an increase in net revenue of $66.2 million and an increase in net income of $10.7 million compared to the three months ended June 30, 2008.  The increase in net income is attributable primarily to growth in income from operations, offset in part by increased income tax expense.  Basic and diluted earnings per share were $0.69 and $0.67, respectively, for the three months ended June 30, 2009.  Basic and diluted earnings per share were $0.44 and $0.43, respectively, for the same period in 2008.

Net revenue. For the three months ended June 30, 2009, we generated net revenue of $637.3 million compared to $571.1million for the three months ended June 30, 2008, representing an increase of 11.6%.  The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $73.0 million, or 11.5% of net revenue, for the three months ended June 30, 2009 compared to $55.5 million, or 9.7% of net revenue for the three months ended June 30, 2008.

Interest expense. Interest expense for the three months ended June 30, 2009 was $10.3 million compared to $10.4 million for the three months ended June 30, 2008.

Income tax expense. Income tax expense for the three months ended June 30, 2009 was $18.9 million compared to $11.3 million for the same period in 2008.  Our effective tax rate for the three months ended June 30, 2009 was 39.5%, compared to 38.4% for the same period in 2008.

AMR

Net revenue. Net revenue for the three months ended June 30, 2009 was $335.5 million, an increase of $11.8 million, or 3.7%, from $323.7 million for the same period in 2008.  The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 5.0%, or $15.9 million, partially offset by a decrease of 1.3%, or $4.1 million, in weighted transport volume.  Of the increase in net revenue per weighted transport, 3.2% is attributable primarily to various rate increases, including a Medicare fee increase effective January 1, 2009, and the remainder is due primarily to growth in our managed transportation business.  Weighted transports decreased 9,400 from the same quarter last year.  The change was due to a decrease in weighted transports of 12,200 from the exit of markets and a decrease in weighted transport volume in existing markets of 3,000, or 0.4%, which were offset partially by 5,800 weighted transports from entrance into new markets.

Compensation and benefits. Compensation and benefit costs for the three months ended June 30, 2009 were $207.8 million, or 61.9% of net revenue, compared to $204.1 million, or 63.1% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 3.8%, or $4.3 million, attributable primarily to annual wage rate increases.   Ambulance unit hours decreased period over period by 1.3%, or $1.5 million, due primarily to the reduction in volume in existing markets and improvements in our deployment.  Compensation and benefits decreased as a percentage of net revenue due in part to the growth in our managed transportation business.  Our managed transportation costs are reflected primarily in operating expenses.

Operating expenses. Operating expenses for the three months ended June 30, 2009 were $72.1 million, or 21.5% of net revenue, compared to $75.7 million, or 23.4% of net revenue, for the three months ended June 30, 2008.  Operating expenses per weighted transport decreased 3.5% in the three months ended June 30, 2009 compared to the same period in 2008.  The change is due primarily to decreased fuel costs of $5.7 million, including approximately $5.0 million related to lower fuel rates and decreased aircraft expenses of $1.5 million from decreased transports in our fixed wing medical transportation services business, partially offset by an increase of $3.9 million in operating expenses associated with growth in our managed transportation business.

Insurance expense. Insurance expense for the three months ended June 30, 2009 was $13.9 million, or 4.2% of net revenue, compared to $8.9 million, or 2.8% of net revenue, for the same period in 2008.  We recorded an increase of prior year insurance provisions of $1.3 million during the three months ended June 30, 2009 compared to a decrease of $1.7 million during the three months ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2009 was $9.7 million, or 2.9% of net revenue, compared to $9.7 million, or 3.0% of net revenue, for the three months ended June 30, 2008.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2009 was $12.2 million, or 3.6% of net revenue, compared to $14.1 million, or 4.4% of net revenue, for the same period in 2008. The decrease is related primarily to reduced annual capital expenditures in 2008.

EmCare

Net revenue. Net revenue for the three months ended June 30, 2009 was $301.8 million, an increase of $54.4 million, or 22.0%, from $247.4 million for the three months ended June 30, 2008. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following March 31, 2008, we added 98 net new contracts which accounted for a net revenue increase of $29.6 million for the three months ended June 30, 2009.  Of the 98 net new contracts added since March 31, 2008, 73 were added in 2008 resulting in an incremental increase in 2009 net revenue of $18.9 million.  Of the 73 contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $2.0 million during the three months ended June 30, 2009.  EmCare has added 53 new contracts and terminated 28 contracts to date in 2009, resulting in an increase in net revenue of $10.6 million for the three months ended June 30, 2009.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $23.3 million, or 10.9%, for the three months ended June 30, 2009.  The change is due to a 3.7% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 7.2% over the prior period.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2009 were $230.8 million, or 76.5% of net revenue, compared to $196.4 million, or 79.4% of net revenue, for the same period in 2008. Provider compensation costs increased $19.8 million from net new contract additions. Same store provider compensation costs were $9.1 million over the prior period due primarily to a 7.2% increase in same store weighted patient encounters.  Non-provider compensation and benefits costs increased $6.1 million due primarily to our recent acquisitions, organic growth, and additional incentive related accruals.  Compensation and benefits costs decreased as a percentage of net revenue due primarily to the increase in weighted patient encounters during the three months ended June 30, 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for the three months ended June 30, 2009 were $10.1 million, or 3.3% of net revenue, compared to $8.0 million, or 3.2% of net revenue, for the same period in 2008.  Operating expenses increased due primarily to increased collection agency fees and an increase in off-hours radiology coverage for new contracts.

Insurance expense. Professional liability insurance expense for the three months ended June 30, 2009 was $14.4 million, or 4.8% of net revenue, compared to $8.7 million, or 3.5% of net revenue, for the three months ended June 30, 2008.  We recorded an increase of prior year insurance provisions of $3.1 million during the three months ended June 30, 2009 compared to a decrease of $1.7 million during the three months ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2009 was $6.6 million, or 2.2% of net revenue, compared to $5.9 million, or 2.4% of net revenue, for the three months ended June 30, 2008.  The increase is due primarily to an increase in regional travel and other administrative expenses associated with the increase in contracts during the period.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2009 was $3.9 million, or 1.3% of net revenue, compared to $3.3 million, or 1.3% of net revenue, for the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Consolidated

Our results for the six months ended June 30, 2009 reflect an increase in net revenue of $113.4 million and an increase in net income of $17.7 million compared to the six months ended June 30, 2008. The increase in net income is attributable primarily to growth in income from operations, offset in part by increased income tax expense.  Basic and diluted earnings per share were $1.26 and $1.23, respectively, for the six months ended June 30, 2009. Basic and diluted earnings per share were $0.85 and $0.82, respectively, for the same period in 2008.

Net revenue. For the six months ended June 30, 2009, net revenue was $1,250.3 million compared to $1,136.9 million for the six months ended June 30, 2008, representing an increase of 10.0%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $138.5 million, or 11.1% of net revenue, for the six months ended June 30, 2009 compared to $109.9 million, or 9.7% of net revenue, for the six months ended June 30, 2008.

Interest expense. Interest expense for the six months ended June 30, 2009 was $20.5 million compared to $20.3 million for the six months ended June 30, 2008.

Income tax expense. Income tax expense increased $12.6 million for the six months ended June 30, 2009, compared to the same period in 2008, resulting primarily from increased operating income.  Our effective tax rate for the six months ended June 30, 2009 was 39.5% compared with 38.4% for the same period in 2008.

AMR

Net revenue. Net revenue for the six months ended June 30, 2009 was $672.0 million, an increase of $22.0 million, or 3.4%, from $650.0 million for the same period in 2008. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of 5.9%, or $38.5 million, partially offset by a decrease of 2.5%, or $16.5 million, in weighted transport volume.  Of the increase in net revenue per weighted transport, 3.9% is attributable primarily to various rate increases, including a Medicare fee increase effective January 1, 2009, and the remainder is due primarily to growth in our managed transportation business.  Weighted transports decreased 38,300 from the same quarter last year.  The change was due to a decrease in weighted transports of 21,400 from the exit of markets and a decrease in weighted transport volume in existing markets of 30,400, or 2.0%, partially offset by 13,500 weighted transports from entrance into new markets.

Compensation and benefits. Compensation and benefit costs for the six months ended June 30, 2009 were $416.1 million, or 61.9% of net revenue, compared to $408.1 million, or 62.8% of net revenue, for the six months ended June 30, 2008. Ambulance crew wages per ambulance unit hour increased by approximately 4.0%, or $8.8 million, attributable primarily to annual wage rate increases.  Ambulance unit hours decreased period over period by 1.2%, or $2.7 million, due primarily to the reduction in volume in existing markets and improvements in our deployment.  Compensation and benefits decreased as a percentage of net revenue due in part to the growth in our managed transportation business.  Our managed transportation costs are reflected primarily in operating expenses.

Operating expenses. Operating expenses for the six months ended June 30, 2009 were $146.6 million, or 21.8% of net revenue, compared to $149.8 million, or 23.0% of net revenue, for the six months ended June 30, 2008. Operating expenses per weighted transport increased 0.4% in the six months ended June 30, 2009 compared to the same period in 2008. The change is due primarily to decreased fuel costs of $9.4 million, including approximately $8.0 million related to lower fuel rates and decreased aircraft expenses of $3.5 million from decreased transports in our fixed wing medical transportation services business, partially offset by an increase of $8.0 million in operating expenses associated with growth in our managed transportation business.

Insurance expense. Insurance expense for the six months ended June 30, 2009 was $25.0 million, or 3.7% of net revenue, compared to $20.1 million, or 3.1% of net revenue, for the same period in 2008. We recorded an increase of prior year insurance provisions of $2.0 million during the six months ended June 30, 2009 compared to a decrease of $3.6 million during the six months ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2009 was $18.9 million, or 2.8% of net revenue, compared to $19.0 million, or 2.9% of net revenue, for the six months ended June 30, 2008.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2009 was $24.9 million, or 3.7% of net revenue, compared to $28.5 million, or 4.4% of net revenue, for the same period in 2008. The decrease is related primarily to reduced annual capital expenditures in 2008.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2009 was $578.4 million, an increase of $91.5 million, or 18.8%, from $486.9 million for the six months ended June 30, 2008. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2007, we added 104 net new contracts which accounted for a net revenue increase of $61.0 million.  Of the 104 net new contracts added since December 31, 2007, 79 were added in 2008 resulting in an increase in 2009 net revenue of $48.1 million.  Of the 79 contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $4.0 million during the six months ended June 30, 2009. EmCare has added 53 new contracts and terminated 28 contracts to date in 2009, resulting in an increase in net revenue of $12.9 million for the six months ended June 30, 2009.  Net revenue under our same store contracts increased $26.7 million, or 6.5%, for the six months ended June 30, 2009 due to a 3.6% increase in revenue per weighted encounter and an increase in same store weighted patient encounters of 2.9% over the prior period.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2009 were $449.1 million, or 77.6% of net revenue, compared to $386.8 million, or 79.4% of net revenue for the same period in 2008. Provider compensation costs increased $41.1 million from net new contract additions. Same store provider compensation costs were $11.2 million over the prior period due to a 1.2% increase in provider compensation per weighted patient encounter and a 2.9% increase in same store weighted patient encounters.  Non-provider compensation and benefits costs increased by $10.6 million due primarily to our recent acquisitions, organic growth, and additional incentive related accruals.  Compensation and benefits costs decreased as a percentage of net revenue due primarily to the increase in weighted patient encounters during the six months ended June 30, 2009 compared to the same period in 2008.

Operating expenses. Operating expenses for the six months ended June 30, 2009 were $20.2 million, or 3.5% of net revenue, compared to $17.1 million, or 3.5% of net revenue, for the same period in 2008.  Operating expenses increased due primarily to increased collection agency fees and an increase in off-hours radiology coverage for new contracts.

Insurance expense. Professional liability insurance expense for the six months ended June 30, 2009 was $25.8 million, or 4.5% of net revenue, compared to $18.4 million, or 3.8% of net revenue, for the six months ended June 30, 2008.  We recorded an increase of prior year insurance provisions of $3.2 million during the six months ended June 30, 2009 compared to a decrease of $2.6 million during the six months ended June 30, 2008.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2009 was $12.4 million, or 2.1% of net revenue, compared to $11.1 million, or 2.3% of net revenue, for the six months ended June 30, 2008.  The increase is due primarily to an increase in regional travel and other administrative expenses associated with the increase in contracts during the period.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2009 was $8.0 million, or 1.4% of net revenue, compared to $6.7 million, or 1.4% of net revenue, for the six months ended June 30, 2008.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein. As of June 30, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, net cash from our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding letters of credit of $43.6 million at June 30, 2009. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Six months ended June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$140,939	$55,379
Investing activities	(22,734)	(12,433)
Financing activities	2,761	1,159

Operating activities. Net cash provided by operating activities was $140.9 million for the six months ended June 30, 2009 compared to $55.4 million for the same period in 2008.  The increase in operating cash flows relates primarily to an increase in net income, further reductions in days sales outstanding, or DSO, and changes in accounts payable and accrued liabilities, including insurance accruals.  Changes in accounts payable and accrued liabilities increased net cash provided by operating activities during the six months ended June 30, 2009 compared to the same period in 2008 due primarily to the timing of payroll related disbursements.

We regularly analyze DSO which is calculated by taking our net revenue for the quarter divided by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The reductions since December 31, 2008 shown below are due to additional collections on accounts receivable as a result of continued billing and collection process enhancements at both AMR and EmCare.  The following table outlines our DSO by segment and in total excluding the impact of AMR’s 2008 deployments under its contract with the Federal Emergency Management Agency:

	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
AMR	73	74	79	83	86	87
EmCare	61	65	68	72	76	79
EMSC	67	70	74	78	82	84

Investing activities.  Net cash used in investing activities was $22.7 million for the six months ended June 30, 2009 compared to $12.4 million for the same period in 2008.   The increase in cash flows used in investing activities relates to additional insurance collateral requirements of $1.9 million during 2009 compared to a reduction in cash required for insurance collateral of $14.9 million during the 2008 period.  Net capital expenditure spending was $20.0 million during the six months ended June 30, 2009 compared to $10.0 million during the same period in 2008 due primarily to the timing of capital purchases.  These differences were partially offset by $20.0 million used in the acquisition of businesses during the six months ended June 30, 2008.  Cash used in the acquisition of businesses was $0.1 million during the six months ended June 30, 2009.

Financing activities. For the six months ended June 30, 2009, net cash provided by financing activities was $2.8 million compared to $1.2 million for the six months ended June 30, 2008.  At June 30, 2009 there were no amounts outstanding under our revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings.  While we have entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments.  Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  In March 2009, we amended the interest rate swap agreement originally entered into in December 2007.  The amendment changed the hedged interest rate from the 3-month LIBOR to the 1-month LIBOR.  The amended swap agreement is with major financial institutions and amounts to $200 million of our variable rate debt.  This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.1%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had a rate of less than 1% at June 30, 2009) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate.  The swap agreement expires in December 2009.

As of June 30, 2009, we had $452.0 million of debt excluding capital leases, of which $0.8 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates of 0.2% will impact our interest costs by less than $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 7, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on February 23, 2009 and to our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2009.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 annual meeting of stockholders was held on May 19, 2009 in Englewood, Colorado.  The matters submitted for a vote at the meeting and the related election results were as follows:

1.                                       Election of two Class I directors, Robert M. Le Blanc and William A. Sanger, to our Board of Directors:

Robert M. Le Blanc

For: 325,742,030; Withheld: 4,057,200

William A. Sanger

For: 325,188,115; Withheld: 4,611,115

2.                                       Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For: 329,786,319; Against: 6,565; Abstain: 6,347; Broker Non-Vote: 0

ITEM 6. EXHIBITS

4.3.2

Amendment No. 2 to Investor Equityholders Agreement, dated as of March 12, 2009, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto.*

4.21

Supplemental Indenture No. 14, effective as of November 13, 2008, among Templeton Readings, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.22

Supplemental Indenture No. 15, effective as of May 21, 2009, among EMS Offshore Medical Services, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

10.19	Amended and Restated Employment Agreement by and between American Medical Response, Inc. and Mark Bruning, dated as of May 4, 2009.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

EMERGENCY MEDICAL SERVICES CORPORATION
(registrant)

August 4, 2009	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

August 4, 2009	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

4.3.2

Amendment No. 2 to Investor Equityholders Agreement, dated as of March 12, 2009, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto.*

4.21

Supplemental Indenture No. 14, effective as of November 13, 2008, among Templeton Readings, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.22

Supplemental Indenture No. 15, effective as of May 21, 2009, among EMS Offshore Medical Services, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

10.19	Amended and Restated Employment Agreement by and between American Medical Response, Inc. and Mark Bruning, dated as of May 4, 2009.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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