Form 10-Q
period 2011-06-30
Emergency Medical Services CORP
filed 2011-08-15
CIK 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:

001-32701

EMERGENCY MEDICAL SERVICES CORPORATION

(Exact name of Registrants as Specified in their Charters)

Delaware	20-3738384
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6200 S. Syracuse Way, Suite 200
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: 303-495-1200

Former name, former address and former fiscal year, if changed since last report:

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes  ☐  No  ☒

The registrant is a privately held corporation, and its common stock is not publicly traded.  Shares of common stock outstanding at August 10, 2011 — 1,000.  All of our outstanding stock was held at such date by CDRT Acquisition Corporation, our sole stockholder.

The registrant is not required to file this Quarterly Report on Form 10-Q with the Securities and Exchange Commission and is doing so on a voluntary basis.

INDEX

Part 1. Financial Information		3

Item 1.	Financial Statements (unaudited):	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from May 25, 2011 through June 30, 2011 for the Successor and for the period from April 1, 2011 through May 24, 2011, the period from January 1, 2011 through May 24, 2011, and the three and six months ended June 30, 2010 for the Predecessor	3

	Consolidated Balance Sheets as of June 30, 2011 for the Successor and December 31, 2010 for the Predecessor	5

	Consolidated Statements of Cash Flows for the period from May 25, 2011 through June 30, 2011 for the Successor and for the period from April 1, 2011 through May 24, 2011, the period from January 1, 2011 through May 24, 2011, and the three and six months ended June 30, 2010 for the Predecessor	6

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II. Other Information		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Issuer’s Purchase of Equity Securities	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		48

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited; in thousands)

	Successor	Predecessor
	Period from May 25 through June 30,	Period from April 1 through May 24,	Quarter ended June 30,
	2011	2011	2010
Net revenue	$319,543	$460,955	$708,804
Compensation and benefits	221,804	337,556	496,443
Operating expenses	41,856	59,777	90,586
Insurance expense	10,089	20,690	25,942
Selling, general and administrative expenses	6,861	11,406	18,298
Depreciation and amortization expense	11,061	10,942	15,692
Income from operations	27,872	20,584	61,843
Interest income from restricted assets	162	728	859
Interest expense	(17,950)	(3,069)	(5,060)
Realized gain (loss) on investments	7	(5)	57
Interest and other (expense) income	(140)	(27,127)	206
Loss on early debt extinguishment	—	(10,069)	(19,091)
Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	9,951	(18,958)	38,814
Income tax (expense) benefit	(4,158)	3,410	(14,955)
Income (loss) before equity in earnings of unconsolidated subsidiary	5,793	(15,548)	23,859
Equity in earnings of unconsolidated subsidiary	33	52	105
Net income (loss)	5,826	(15,496)	23,964
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period	(140)	872	1,101
Unrealized losses on derivative financial instruments	(253)	(959)	(563)
Comprehensive income (loss)	$5,433	$(15,583)	$24,502

The accompanying notes are an integral part of these financial statements.

	Successor	Predecessor
	Period from May 25 through June 30,	Period from January 1 through May 24,	Six months ended June 30,
	2011	2011	2010
Net revenue	$319,543	$1,221,790	$1,388,158
Compensation and benefits	221,804	874,633	976,760
Operating expenses	41,856	156,740	177,115
Insurance expense	10,089	47,229	48,012
Selling, general and administrative expenses	6,861	29,241	35,156
Depreciation and amortization expense	11,061	28,467	31,872
Income from operations	27,872	85,480	119,243
Interest income from restricted assets	162	1,124	1,714
Interest expense	(17,950)	(7,886)	(13,326)
Realized gain (loss) on investments	7	(9)	149
Interest and other (expense) income	(140)	(28,873)	471
Loss on early debt extinguishment	—	(10,069)	(19,091)
Income before income taxes and equity in earnings of unconsolidated subsidiary	9,951	39,767	89,160
Income tax expense	(4,158)	(19,242)	(34,365)
Income before equity in earnings of unconsolidated subsidiary	5,793	20,525	54,795
Equity in earnings of unconsolidated subsidiary	33	143	199
Net income	5,826	20,668	54,994
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains during the period	(140)	1,501	1,543
Unrealized losses on derivative financial instruments	(253)	25	(85)
Comprehensive income	$5,433	$22,194	$56,452

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor	Predecessor
	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$186,811	$287,361
Insurance collateral	36,649	33,476
Trade and other accounts receivable, net	510,279	489,658
Parts and supplies inventory	23,349	23,031
Prepaids and other current assets	26,305	18,617
Total current assets	783,393	852,143
Non-current assets:
Property, plant and equipment, net	135,479	133,731
Intangible assets, net	758,031	180,374
Insurance collateral	116,952	136,063
Goodwill	2,163,961	427,405
Other long-term assets	114,980	18,836
Total assets	$4,072,796	$1,748,552
Liabilities and Equity
Current liabilities:
Accounts payable	$39,767	$39,581
Accrued liabilities	336,028	259,638
Current deferred tax liabilities	7,345	5,114
Current portion of long-term debt	15,065	16,333
Total current liabilities	398,205	320,666
Long-term debt	2,364,270	404,943
Long-term deferred tax liabilities	238,286	5,971
Insurance reserves and other long-term liabilities	180,734	169,767
Total liabilities	3,181,495	901,347
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized in 2010, 0 issued and outstanding)	—	—
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding in 2011)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized and 30,404,572 issued and outstanding in 2010)	—	304
Class B common stock ($0.01 par value; 40,000,000 shares authorized in 2010, 65,052 issued and outstanding in 2010)	—	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2010)	—	—
LP exchangeable units (13,724,676 shares issued and outstanding in 2010)	—	90,776
Treasury stock at cost (30,778 shares in 2010)	—	(1,684)
Additional paid-in capital	885,868	305,258
Retained earnings	5,826	450,766
Accumulated other comprehensive (loss) income	(393)	1,784
Total equity	891,301	847,205
Total liabilities and equity	$4,072,796	$1,748,552

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Successor	Predecessor
	Period from May 25 through June 30,	Period from April 1 through May 24,	Quarter ended June 30,
	2011	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$5,826	$(15,496)	$23,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,962	11,485	16,321
Loss on disposal of property, plant and equipment	12	—	45
Equity-based compensation expense	430	13,150	1,441
Excess tax benefits from stock-based compensation	—	(11,258)	(2,917)
Loss on early debt extinguishment	—	10,069	19,091
Equity in earnings of unconsolidated subsidiary	(33)	(52)	(105)
Deferred income taxes	48	—	973
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	7,102	613	(21,750)
Parts and supplies inventory	18	(35)	75
Prepaids and other current assets	2,511	(3,828)	(8,828)
Accounts payable and accrued liabilities	1,708	(3,750)	7,093
Insurance accruals	7,137	(4,922)	4,754
Net cash provided by (used in) operating activities	37,721	(4,024)	40,157
Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—
Purchases of property, plant and equipment	(2,892)	(3,190)	(8,652)
Proceeds from sale of property, plant and equipment	55	45	66
Acquisition of businesses, net of cash received	(4,668)	(62,150)	(47,675)
Net change in insurance collateral	4,542	10,630	(7,627)
Other investing activities	(262)	342	10,648
Net cash used in investing activities	(2,847,446)	(54,323)	(53,240)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	8	1,791
Borrowings under senior secured credit facility	1,440,000	—	425,000
Proceeds from issuance of senior subordinated notes	950,000	—	—
Proceeds from CD&R equity investment	887,051	—	—
Repayments of capital lease obligations and other debt	(418,875)	(2,150)	(451,443)
Equity issuance costs	(26,196)	—	—
Debt issue costs	(114,021)	—	(11,749)
Payment for debt extinguishment premiums	—	—	(14,513)
Excess tax benefits from stock-based compensation	—	11,258	2,917
Class A common stock repurchased as treasury stock	—	(1,137)	—
Net change in bank overdrafts	(7,971)	2,144	(6,942)
Net cash provided by (used in) financing activities	2,709,988	10,123	(54,939)
Change in cash and cash equivalents	(99,737)	(48,224)	(68,022)
Cash and cash equivalents, beginning of period	286,548	334,772	381,055
Cash and cash equivalents, end of period	$186,811	$286,548	$313,033

The accompanying notes are an integral part of these financial statements.

	Successor	Predecessor
	Period from May 25 through June 30,	Period from January 1 through May 24,	Six months ended June 30,
	2011	2011	2010
Cash Flows from Operating Activities
Net income	$5,826	$20,668	$54,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,962	29,800	33,008
Loss on disposal of property, plant and equipment	12	39	89
Equity-based compensation expense	430	15,112	2,545
Excess tax benefits from stock-based compensation	—	(12,427)	(13,498)
Loss on early debt extinguishment	—	10,069	19,091
Equity in earnings of unconsolidated subsidiary	(33)	(143)	(199)
Dividends received	—	427	403
Deferred income taxes	48	345	840
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	7,102	(10,149)	(19,559)
Parts and supplies inventory	18	(116)	(87)
Prepaids and other current assets	2,511	(8,569)	(12,216)
Accounts payable and accrued liabilities	1,708	25,337	13,099
Insurance accruals	7,137	(2,418)	6,232
Net cash provided by operating activities	37,721	67,975	84,742
Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—
Purchases of property, plant and equipment	(2,892)	(18,496)	(15,168)
Proceeds from sale of property, plant and equipment	55	55	108
Acquisition of businesses, net of cash received	(4,668)	(94,870)	(50,975)
Net change in insurance collateral	4,542	23,036	(5,261)
Other investing activities	(262)	816	10,938
Net cash used in investing activities	(2,847,446)	(89,459)	(60,358)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	559	6,193
Borrowings under senior secured credit facility	1,440,000	—	425,000
Proceeds from issuance of senior subordinated notes	950,000	—	—
Proceeds from CD&R equity investment	887,051	—	—
Repayments of capital lease obligations and other debt	(418,875)	(4,116)	(452,627)
Equity issuance costs	(26,196)	—	—
Debt issue costs	(114,021)	—	(11,749)
Payment for debt extinguishment premiums	—	—	(14,513)
Excess tax benefits from stock-based compensation	—	12,427	13,498
Class A common stock repurchased as treasury stock	—	(2,440)	—
Net change in bank overdrafts	(7,971)	14,241	(10,041)
Net cash provided by (used in) financing activities	2,709,988	20,671	(44,239)
Change in cash and cash equivalents	(99,737)	(813)	(19,855)
Cash and cash equivalents, beginning of period	286,548	287,361	332,888
Cash and cash equivalents, end of period	$186,811	$286,548	$313,033

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited; in thousands, except share data)

	Shares/Units
		Class A	Class B	Class B	LP
	Common	Common	Common	Special	Exchangeable	Treasury
	Stock	Stock	Stock	Voting Stock	Units	Stock
Predecessor
Balances December 31, 2010	—	30,404,572	65,052	1	13,724,676	30,778
Exercise of options	—	24,879	—	—	—	—
Restricted stock awarded	—	118,453	—	—	—	—
Shares repurchased	—	(38,263)	—	—	—	38,263
Exchange of Class B common	—	65,007	(65,007)	—	—	—
Balances May 24, 2011	—	30,574,648	45	1	13,724,676	69,041

Successor
Investment by Parent	1,000	—	—	—	—	—
Balances June 30, 2011	1,000	—	—	—	—	—

								Accumulated
		Class A	Class B	LP		Additional		Other
	Common	Common	Common	Exchangeable	Treasury	Paid-in	Retained	Comprehensive	Total
	Stock	Stock	Stock	Units	Stock	Capital	Earnings	Income (Loss)	Equity
Predecessor
Balances December 31, 2010	$—	$304	$1	$90,776	$(1,684)	$305,258	$450,766	$1,784	$847,205
Exercise of options	—	—	—	—	—	559	—	—	559
Restricted stock awarded	—	1	—	—	—	—	—	—	1
Shares repurchased	—	—	—	—	(2,440)	—	—	—	(2,440)
Equity-based compensation	—	—	—	—	—	27,539	—	—	27,539
Exchange of Class B common stock	—	1	(1)	—	—	—	—	—	—
Net income	—	—	—	—	—	—	20,668	—	20,668
Unrealized holding gains	—	—	—	—	—	—	—	1,501	1,501
Fair value of fuel hedge	—	—	—	—	—	—	—	25	25
Balances May 24, 2011	$—	$306	$—	$90,776	$(4,124)	$333,356	$471,434	$3,310	$895,058

Successor
Investment by Parent, net of issuance costs of $29,878	$—	$—	$—	$—	$—	$857,173	$—	$—	$857,173
Investment by management	—	—	—	—	—	28,265	—	—	28,265
Equity-based compensation	—	—	—	—	—	430	—	—	430
Net income	—	—	—	—	—	—	5,826	—	5,826
Unrealized holding losses	—	—	—	—	—	—	—	(140)	(140)
Fair value of fuel hedge	—	—	—	—	—	—	—	(253)	(253)
Balances June 30, 2011	$—	$—	$—	$—	$—	$885,868	$5,826	$(393)	$891,301

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.     General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements.  For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On May 25, 2011, EMSC was acquired through a merger transaction (“Merger”) by investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, Clayton, Dubilier & Rice LLC (“CD&R”).  As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation and the Company’s stock ceased to be traded on the New York Stock Exchange.  In addition, Emergency Medical Services LP, a wholly-owned subsidiary of the Company, ceased to be a reporting entity with the Securities and Exchange Commission.  Details of the Merger are more fully discussed in Note 2.  The transaction was accounted for as a reverse acquisition with CDRT Acquisition Corporation.  Although EMSC continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated results of operations and cash flows are presented for two periods: the period prior to the merger (“Predecessor”) and succeeding the Merger (“Successor”).  The Company applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011.  The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

•                  The three month period ended June 30, 2011 includes the Predecessor period of the Company from April 1, 2011 through May 24, 2011 and the Successor period, reflecting the Merger of the Company and the affiliate of CD&R, from May 25, 2011 through June 30, 2011.

•                  The six month period ended June 30, 2011 includes the Predecessor period of the Company from January 1, 2011 through May 24, 2011 and the Successor period, reflecting the Merger of the Company and the affiliate of CD&R, from May 25, 2011 through June 30, 2011.

•                  The 2010 periods presented are on a Predecessor basis. The consolidated financial statements for all Predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated purchase accounting, the consolidated financial statements of the Successor are not comparable to periods preceding the Merger.

In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the periods presented.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011.

The Company’s business is conducted primarily through two operating subsidiaries, EmCare Holdings Inc. (“EmCare”), its facility-based physician services segment, and American Medical Response, Inc. (“AMR”), its medical transportation services segment.

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

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.  Insurance collateral also includes a receivable from insurers of $10.8 million for liabilities in excess of our self-insured retention.

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through the balance sheet date.

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

The Company’s most recent actuarial valuation was completed in June 2011. As a result of this and previous actuarial valuations, the Company recorded increases in its provisions for insurance liabilities for prior year losses of $5.7 million and $8.2 million during the Predecessor periods from April 1, 2011 through May 24, 2011 and January 1, 2011 through May 24, 2011, respectively.  During the Predecessor three months ended June 30, 2010, the Company recorded an increase of $2.9 million in its provision for insurance liabilities for prior year losses and a total increase of $0.1 million during the Predecessor six months ended June 30, 2010.

The long-term portion of insurance reserves was $165.8 million and $158.3 million as of June 30, 2011 and December 31, 2010, respectively.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance, which relates principally to receivables recorded for self-pay patients, when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The Company’s accounts receivable and allowances are as follows:

	Successor June 30, 2011	Predecessor December 31, 2010
Gross trade accounts receivable	$2,318,154	$2,119,854
Allowance for contractual discounts	1,195,537	1,092,188
Allowance for uncompensated care	710,001	629,419
Net trade accounts receivable	412,616	398,247
Other receivables, net	97,663	91,411
Net accounts receivable	$510,279	$489,658

Other receivables primarily represent EmCare hospital subsidies and fees and AMR fees for stand-by and special events and subsidies from community organizations.

AMR contractual allowances are determined primarily on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience.  The billing systems calculate the difference betweenpayor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates.  The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients.  AMR’s allowances on self-pay accounts receivable are estimated on claim level, historical write-off experience.

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

Business Combinations

Effective January 1, 2009, the Company adopted ASC 805, Business Combinations, which revised the accounting guidance required to be applied to acquisitions in comparison to prior fiscal years . In accordance with this guidance, the assets and liabilities of an acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. All acquisition costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period any subsequent adjustments are recorded as expense.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts are related principally to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care are related principally to the number of self-pay patients treated in the period. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows.  Predecessor and Successor periods are not disclosed because they are not materially different than the three and six month periods presented.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	53.7%	53.1%	53.6%	52.6%
Revenue net of contractual discounts	46.3%	46.9%	46.4%	47.4%
Provision for uncompensated care as a percentage of gross revenue	18.8%	18.3%	18.8%	18.5%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	40.6%	39.0%	40.6%	39.1%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the Successor and Predecessor periods.

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care.

Merger

On February 13, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with CDRT Acquisition Corporation, a Delaware corporation (“Parent”), and CDRT Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”).  On May 25, 2011, pursuant to the Merger Agreement, Sub merged with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of Parent (the “Merger”).

At the time the Merger was effective, each issued and outstanding share of class A common stock and class B common stock (including shares of Class B common stock issued immediately prior to the effective time of the Merger in exchange for the LP exchangeable units of EMS LP, but excluding treasury shares, shares held by Parent or Sub and shares held by stockholders who perfected their appraisal rights), were converted into the right to receive $64.00 per share in cash, without interest and subject to any applicable withholding taxes.  In addition, vesting of stock options, restricted stock, and restricted share units was accelerated upon closing of the Merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $64.00 per share while holders of restricted stock and restricted share units received $64.00 per share in cash, without interest.

The Merger was financed by a combination of borrowings under the Company’s new senior secured term loan facility, the issuance of new senior unsecured notes, and the equity investment by the CD&R Affiliates and members of EMSC management. The purchase price was approximately $3.2 billion including approximately $150 million in capitalized issuance costs, of which $110 million are debt issuance costs. The Merger was funded primarily through a $915 million equity contributions from the CD&R Affiliates and members of EMSC management and $2.4 billion in debt financing discussed more fully in Note 5.

Preliminary Purchase Price Allocation

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets, including customer relationships, software and trade names, based on their estimated fair values as set forth below. Property and equipment were carried forward at historical net balances as a current best estimate of fair value and will be adjusted in a subsequent period upon completion of a full valuation. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price to identifiable intangible assets was based upon preliminary valuation data from a third party valuation firm and the estimates and assumptions are subject to change.

Property, plant and equipment	$136,400
Identifiable intangible assets	764,400
Goodwill	2,164,000
Deferred taxes	(245,600)
Other net assets acquired	352,500
Total purchase price	$3,171,700

The preliminary estimated useful life associated with identifiable intangible assets is a weighted average of approximately 9.5 years and the amortization methodology will be determined upon finalization of the valuation. Deferred tax liabilities of $232.5 million were recorded related to the allocation of purchase price to increase the existing value of intangible assets. Goodwill of $2,164.0 million resulted from the Merger, the majority of which is not deductible for tax purposes. The preliminary allocation of goodwill by segment is as follows (in millions):

AMR	$650
EmCare	1,514
$2,164

Goodwill will be reviewed at least annually for impairment.

Merger and Other Related Costs

During the period from January 1, 2011 through May 24, 2011, the Company recorded $29.8 million of pretax Merger related costs consisting primarily of investment banking, accounting and legal fees. The Company also recognized a pretax charge of $12.4 million related to accelerated vesting of all outstanding unvested stock options, restricted stock awards and restricted stock units including associated payroll taxes and $10.1 million related to loss on early debt extinguishment.

Unaudited Pro Forma Combined Consolidated Statements of Operations

The following Unaudited Pro Forma Combined Consolidated Statements of Operation reflect the consolidated results of operations of the Company as if the Merger had occurred on January 1, 2011 and 2010. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the Merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the Merger as well as additional amortization expense associated with the preliminary valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future.

Unaudited Pro Forma Combined Consolidated Statements of Operation

	Quarter ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$780,498	$708,804	$1,541,333	$1,388,158
Compensation and benefits	546,929	496,443	1,084,006	976,760
Operating expenses	101,633	90,586	198,596	177,115
Insurance expense	30,779	25,942	57,318	48,012
Selling, general and administrative expenses	19,267	19,298	38,102	37,156
Depreciation and amortization expense	29,635	30,066	59,770	60,368
Income from operations	52,255	46,469	103,541	88,747
Interest income from restricted assets	890	859	1,286	1,714
Interest expense	(43,294)	(43,230)	(86,509)	(86,431)
Realized gains (losses) on investments	2	57	(2)	149
Interest and other income	610	206	819	471
Income before income taxes and equity in earnings of unconsolidated subsidiary	10,463	4,361	19,135	4,650
Income tax expense	(4,133)	(1,679)	(7,558)	(1,837)
Income before equity in earnings of unconsolidated subsidiary	6,330	2,682	11,577	2,813
Equity in earnings of unconsolidated subsidiary	85	105	176	199
Net income	$6,415	$2,787	$11,753	$3,012

Fair Value Measurement

The Company classifies its financial instruments that are reported at fair value based on a hierarchal framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument. Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The Company does not adjust the quoted price for these assets or liabilities.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.  Balances in this category include mortgage backed securities, corporate bonds, and derivatives.

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability.

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of June 30, 2011:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$116,599	$103,620	$12,979	$—
Derivatives	$1,962	$—	$1,962	$—
Liabilities:
Contingent consideration	$9,522	$—	$—	$9,522

The contingent consideration balance classified as a level 3 liability decreased by $10.8 million since December 31, 2010 due to payments made by the Company during the six months ended June 30, 2011.

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) provided guidance to give further transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts.  This update will be effective for the Company for the year ended December 31, 2013 and interim periods thereafter.  Adoption of this guidance will not have a material effect on the Company’s consolidated financial statements and related disclosures.

3.              Acquisitions

On April 1, 2011, the Company acquired all the capital stock of BestPractices, Inc., an emergency department staffing and management company based in Virginia.

4.              Accrued Liabilities

Accrued liabilities were as follows at June 30, 2011 and December 31, 2010:

	Successor	Predecessor
	June 30,	December 31,
	2011	2010
Accrued wages and benefits	$124,061	$103,238
Accrued paid time-off	28,050	24,420
Current portion of self-insurance reserves	58,096	50,064
Accrued restructuring	149	160
Current portion of compliance and legal	2,614	5,929
Accrued billing and collection fees	4,884	3,500
Accrued incentive compensation	17,080	21,446
Accrued interest	8,758	979
Transaction related liabilities	50,278	—
Other	42,058	49,902
Total accrued liabilities	$336,028	$259,638

5.              Long-Term Debt

On May 25, 2011, the Company issued $950 million of senior unsecured notes and entered into $1.8 billion of senior secured credit facilities (the “Credit Facilities”).

The senior unsecured notes have a fixed interest rate of 8.125%, payable semi-annually with the principle due at maturity in 2019. The senior unsecured notes are general unsecured obligations of EMSC and are guaranteed by each of EMSC’s domestic subsidiaries, except for any of EMSC’s subsidiaries subject to regulation as an insurance company, including EMSC’s captive insurance subsidiary.

EMSC may redeem the senior unsecured notes, in whole or in part, at any time prior to June 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium.  EMSC may redeem the senior unsecured notes, in whole or in part, at any time (i) on and after June 1, 2014 and prior to June 1, 2015, at a price equal to 106.094% of the principal amount of the senior unsecured notes, (ii) on or after June 1, 2015 and prior to June 1, 2016, at a price equal to 104.063% of the principal amount of the senior unsecured notes, (iii) on or after June 1, 2016 and prior to June 1, 2017, at a price equal to 102.031% of the principal amount of the senior unsecured notes, and (iv) on or after June 1, 2017, at a price equal to 100.000% of the principal amount of the senior unsecured notes, in each case, plus accrued and unpaid interest, if any, to the redemption date.  In addition, at any time prior to June 1, 2014, EMSC may redeem up to 35% of the aggregate principal amount of the senior unsecured notes with the proceeds of certain equity offerings at a redemption price of 108.125%, plus accrued and unpaid interest, if any, to the applicable redemption date.

The indenture governing the senior unsecured notes contains covenants that, among other things, limit EMSC’s ability and the ability of its restricted subsidiaries to:  incur more indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of EMSC’s restricted subsidiaries to pay dividends to EMSC or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.  Upon the occurrence of certain events constituting a change of control, EMSC is required to make an offer to repurchase all of the senior unsecured notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.  If EMSC sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the senior unsecured notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The Credit Facilities consist of a $1.44 billion senior secured term loan facility (the “Term Loan Facility”) and a $350 million asset-based revolving credit facility (the “ABL Facility”).  Loans under the Term Loan Facility bear interest at EMSC’s election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR rate”) and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR rate (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

Loans under the ABL Facility bear interest at EMSC’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“ABL LIBOR rate”), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR rate plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments.  The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility.  The ABL Facility also bears customary letter of credit fees.

As of June 30, 2011, letters of credit outstanding which impact the available credit under the ABL Facility were $47.4 million and the maximum available under the ABL Facility was $302.6 million. There were no borrowings under the ABL Facility as of June 30, 2011.

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants.  The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain junior debt (including the senior notes) or amendments of junior debt documents related thereto and line of business.  The negative covenants are subject to the customary exceptions.

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions.  The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a “payment condition.”  The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and pro forma compliance with a fixed charge coverage ratio of 1.0 to 1.0.

In conjunction with completing the financing under the new credit facilities, the Company repaid the balance outstanding on the previous senior secured term loan.  During the Predecessor period ended May 24, 2011, the Company recorded a loss on early debt extinguishment of $10.1 million related to unamortized debt issuance costs.

Long-term debt and capital leases consisted of the following at June 30, 2011 and December 31, 2010:

	Successor	Predecessor
	June 30, 2011	December 31, 2010
Senior subordinated unsecured notes due 2019	$950,000	$—
Senior secured term loan due 2018 (5.25% at June 30, 2011)	1,427,568	—
Senior secured term loan due 2015	—	419,688
Notes due at various dates from 2011 to 2022 with interest rates from 6% to 10%	1,097	832
Capital lease obligations due at various dates from 2011 to 2018	670	756
	2,379,335	421,276
Less current portion	(15,065)	(16,333)
Total long-term debt	$2,364,270	$404,943

6.              Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in fuel prices and, from time to time, uses highly effective derivative instruments to manage well-defined risk exposures.  The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.  The Company does not use derivative instruments for speculative purposes.

At June 30, 2011, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.12 to $3.29 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.0 million gallons, which represents approximately 28% of the Company’s total estimated annual usage, and are spread over periods from July 2011 through June 2012.  As of June 30, 2011, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $2.0 million, compared to $1.7 million as of December 31, 2010.  Settlement of hedge agreements totaled $0.3 million for the Successor period from May 25, 2011 through June 30, 2011, $0.5 million for the Predecessor period from April 1, 2011 through May 24, 2011, $1.0 million for the Predecessor period from January 1, 2011 through May 24, 2011 and less than $0.1 million during each of the three and six months ended June 30, 2010.

7.              Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain leasehold improvements under capital leases.  Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kickback or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government agencies in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the proceedings described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

Other Legal Matters

In December 2006, AMR received a subpoena from the Department of Justice (“DOJ”).  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government, provided its response, and is currently in discussions with the DOJ and the Office of the Inspector General of Health and Human Services regarding resolution of this matter.  During the second quarter of 2010, the Company recorded a $3.1 million reserve for its estimate of likely exposure in this matter.  During the second quarter of 2011, the Company entered into a Corporate Integrity Agreement and settlement agreement and paid approximately $3.0 million.

Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles.  The Banta and Karapetian cases have been coordinated with the Bartoni case in the Superior Court for the State of California, County of Alameda.  At the present time, courts have not certified classes in any of these cases.  Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks.  Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws.  The Company is unable at this time to estimate the amount of potential damages, if any.

Eleven purported shareholder class actions relating to the transactions contemplated by the Merger Agreement described in Note 2 herein have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of the Company, the members of the Company’s board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and have been consolidated. These actions generally allege that the directors of the Company, Onex Corporation and/or Onex Corporation’s subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to the Company and its public stockholders; agreeing to provisions in the Merger Agreement that would allegedly prevent the board from considering other offers; permitting the unitholders agreement (which secured the majority votes in favor of the Merger) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain other defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief. The Company believes that all of the allegations in these actions are without merit and intends to vigorously defend these matters.

In addition to the foregoing shareholder class actions, Merion Capital, L.P., a former stockholder of the Company, has filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in the Company prior to the Merger. Merion Capital was the holder of 599,000 shares of class A common stock in the Company prior to the Merger.  The Company has not paid any merger consideration for these shares and has recorded a reserve in the amount of $38.3 million for such unpaid merger consideration pending conclusion of the appraisal action.

In July 2011, AMR received a request from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) asking AMR to preserve certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California.  The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, are investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside.  The California Attorney General’s Office is conducting a parallel state investigation for possible violations of the California False Claims Act.  The Company has complied with the USAO’s request to preserve documents.

The Company is involved in other litigation arising in the ordinary course of business.  Management believes the outcome of these legal proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity.

8.              Equity Based Compensation

Successor Equity Plans

Management of EMSC was allowed to rollover stock options of the Predecessor into fully vested options of the Successor.  In addition, EMSC established a stock compensation plan after the Merger whereby certain members of management were awarded stock options in the Successor Company.  The stock options are valued using the Black-Scholes valuation model on the date of grant.  These options have a $64.00 strike price and vest ratably through December 2015.  A compensation charge of $430 was recorded for the Successor period from May 25, 2011 through June 30, 2011.

Predecessor Equity Plans

For a detailed description of the Company’s pre-merger stock compensation plans, refer to Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $13.2 million for the Predecessor period from April 1, 2011 through May 24, 2011, $15.1 million for the Predecessor period from January 1, 2011 through May 24, 2011 and $1.4 million and $2.5 million for the three and six months ended June 30, 2010, respectively. Included in the Predecessor periods is $11.7 million of stock-based compensation expense and $0.7 million of payroll tax expense incurred during the period from April 1, 2011 through May 24, 2011 due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the Merger.

As discussed in Note 2, vesting of stock options, restricted stock awards and restricted stock units was accelerated upon closing of the Merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $64.00 per share while holders of restricted stock awards and restricted stock units received $64.00 per share in cash, without interest and the associated options and restricted stock were cancelled.

9.              Related Party Transactions

Upon completion of the Merger, the Company and CDRT Holding Corporation (“Holding”), the Company’s indirect parent company, entered into a consulting agreement with CD&R, dated May 25, 2011 (the “Consulting Agreement”), pursuant to which CD&R will provide Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services.  Pursuant to the consulting agreement, Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $5 million, plus expenses.  CD&R may also charge a transaction fee for certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses.  During the period from May 25, 2011 through June 30, 2011, the Company expensed $514 in respect of this fee.

Pursuant to the Consulting Agreement, CD&R received a transaction fee of $40.0 million and $2.6 million for out-of-pocket and consulting expenses to third-parties CD&R paid prior to the closing of the Merger.  This amount was capitalized as part of the Merger and has been allocated between deferred financing costs, which is included in other long-term assets, and equity on the accompanying balance sheet as of June 30, 2011.

The Company was party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s prior principal equityholder, until May 25, 2011. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provided the Company with corporate finance and strategic planning consulting services. For the periods April 1, 2011 through May 24, 2011 and January 1, 2011 through May 24, 2011, the Company expensed $149 and $399, respectively, in respect of this fee.

10.       Segment Information

The Company is organized around two separately managed business units: medical transportation services and facility-based physician services, which have been identified as operating segments. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized (loss) gain on investments, interest expense, stock-based compensation, related party management fees, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The Company modified the definition of Adjusted EBITDA following the Merger.  The accounting policies for reported segments are the same as for the Company as a whole.

The following table presents the Company’s operating segment results for the Successor period from May 25, 2011 through June 30, 2011, the Predecessor period from April 1, 2011 through May 24, 2011, the Predecessor period from January 1, 2011 through May 24, 2011 and the Predecessor periods for the three and six months ended June 30, 2010:

	Successor	Predecessor
	Period from May 25 through June 30,	Period from April 1 through May 24,	Quarter ended June 30,	Period from January 1 through May 24,	Six months ended June 30,
	2011	2011	2010	2011	2010
Facility-Based Physician Services
Net revenue	$171,714	$245,432	$364,645	$642,059	$707,037
Segment Adjusted EBITDA	24,434	29,462	47,395	77,686	90,037
Medical Transportation Services
Net revenue	147,829	215,523	344,159	579,731	681,121
Segment Adjusted EBITDA	15,605	16,091	32,690	52,896	65,837
Total
Total net revenue	319,543	460,955	708,804	1,221,790	1,388,158
Total Adjusted EBITDA	40,039	45,553	80,085	130,582	155,874
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Adjusted EBITDA	$40,039	$45,553	$80,085	$130,582	$155,874
Depreciation and amortization expense	(11,061)	(10,942)	(15,692)	(28,467)	(31,872)
Equity-based compensation expense	(430)	(13,150)	(1,441)	(15,112)	(2,545)
Related party management fees	(514)	(149)	(250)	(399)	(500)
Interest expense	(17,950)	(3,069)	(5,060)	(7,886)	(13,326)
Realized gain (loss) on investments	7	(5)	57	(9)	149
Interest and other (expense) income	(140)	(27,127)	206	(28,873)	471
Loss on early debt extinguishment	—	(10,069)	(19,091)	(10,069)	(19,091)
Income tax (expense) benefit	(4,158)	3,410	(14,955)	(19,242)	(34,365)
Equity in earnings of unconsolidated subsidiary	33	52	105	143	199
Net income (loss)	$5,826	$(15,496)	$23,964	$20,668	$54,994

A reconciliation of Adjusted EBITDA to cash flows provided by (used in) operating activities is as follows:

	Successor	Predecessor
	Period from May 25 through June 30,	Period from April 1 through May 24,	Quarter ended June 30,	Period from January 1 through May 24,	Six months ended June 30,
	2011	2011	2010	2011	2010
Adjusted EBITDA	$40,039	$45,553	$80,085	$130,582	$155,874
Related party management fees	(514)	(149)	(250)	(399)	(500)
Interest expense (less deferred loan fee amortization)	(16,046)	(2,538)	(4,431)	(6,556)	(12,190)
Change in accounts receivable	7,102	613	(21,750)	(10,149)	(19,559)
Change in other operating assets/liabilities	11,374	(12,535)	3,094	14,234	7,028
Excess tax benefits from stock-based compensation	—	(11,258)	(2,917)	(12,427)	(13,498)
Interest and other income (expense)	(140)	(27,127)	206	(28,873)	471
Income tax (expense) benefit, net of change in deferred taxes	(4,110)	3,410	(13,982)	(18,897)	(33,525)
Other	16	7	102	460	641
Cash flows provided by (used in) operating activities Net income	$37,721	$(4,024)	$40,157	$67,975	$84,742

11.                 Guarantors of Debt

EMSC is the issuer of the senior unsecured notes and the borrower under the Credit Facilities. The senior unsecured notes and the Credit Facilities are guaranteed by each of EMSC’s domestic subsidiaries, except for any subsidiaries subject to regulation as an insurance company, including EMSC’s captive insurance subsidiary. All of the operating income and cash flow of EMSC is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior unsecured notes and the Credit Facilities are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC and all of its subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of EMSC and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of EMSC or the subsidiary guarantors. The condensed consolidating financial statements for EMSC, the guarantors and the non-guarantors are as follows:

Consolidating Statements of Operations

	Successor
	For the period May 25 through June 30, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$319,319	$1,562	$(1,338)	$319,543
Compensation and benefits	—	221,699	105	—	221,804
Operating expenses	—	41,856	—	—	41,856
Insurance expense	—	10,011	1,416	(1,338)	10,089
Selling, general and administrative expenses	—	6,820	41	—	6,861
Depreciation and amortization expense	—	11,061	—	—	11,061
Income from operations	—	27,872	—	—	27,872
Interest income from restricted assets	—	98	64	—	162
Interest expense	—	(17,950)	—	—	(17,950)
Realized gain on investments	—	—	7	—	7
Interest and other income (expense)	—	(110)	(30)	—	(140)
Income before income taxes	—	9,910	41	—	9,951
Income tax expense	—	(4,156)	(2)	—	(4,158)
Income before equity in earnings of unconsolidated subsidiaries	—	5,754	39	—	5,793
Equity in earnings of unconsolidated subsidiaries	5,826	—	33	(5,826)	33
Net income	$5,826	$5,754	$72	$(5,826)	$5,826

	Predecessor
	For the period from April 1 through May 24, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$460,574	$2,334	$(1,953)	$460,955
Compensation and benefits	—	337,394	162	—	337,556
Operating expenses	—	59,780	(3)	—	59,777
Insurance expense	—	22,114	529	(1,953)	20,690
Selling, general and administrative expenses	—	11,404	2	—	11,406
Depreciation and amortization expense	—	10,942	—	—	10,942
Income from operations	—	18,940	1,644	—	20,584
Interest income from restricted assets	—	133	595	—	728
Interest expense	—	(3,069)	—	—	(3,069)
Realized loss on investments	—	—	(5)	—	(5)
Interest and other income (expense)	—	(27,086)	(41)	—	(27,127)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)
Income (loss) before income taxes	—	(21,151)	2,193	—	(18,958)
Income tax benefit (expense)	—	3,414	(4)	—	3,410
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	(17,737)	2,189	—	(15,548)
Equity in earnings of unconsolidated subsidiaries	(15,496)	—	52	15,496	52
Net income (loss)	$(15,496)	$(17,737)	$2,241	$15,496	$(15,496)

	Predecessor
	For the quarter ended June 30, 2010
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$708,224	$19,443	$(18,863)	$708,804
Compensation and benefits	—	496,186	257	—	496,443
Operating expenses	—	90,362	224	—	90,586
Insurance expense	—	25,359	19,446	(18,863)	25,942
Selling, general and administrative expenses	—	18,143	155	—	18,298
Depreciation and amortization expense	—	15,692	—	—	15,692
Income (loss) from operations	—	62,482	(639)	—	61,843
Interest income from restricted assets	—	344	515	—	859
Interest expense	—	(5,060)	—	—	(5,060)
Realized gain on investments	—	—	57	—	57
Interest and other income	—	218	(12)	—	206
Loss on early debt extinguishment	—	(19,091)	—	—	(19,091)
Income (loss) before income taxes	—	38,893	(79)	—	38,814
Income tax expense	—	(14,945)	(10)	—	(14,955)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	23,948	(89)	—	23,859
Equity in earnings of unconsolidated subsidiaries	23,964	—	105	(23,964)	105
Net income	$23,964	$23,948	$16	$(23,964)	$23,964

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$1,221,024	$20,709	$(19,943)	$1,221,790
Compensation and benefits	—	874,135	498	—	874,633
Operating expenses	—	156,734	6	—	156,740
Insurance expense	—	48,471	18,701	(19,943)	47,229
Selling, general and administrative expenses	—	28,801	440	—	29,241
Depreciation and amortization expense	—	28,467	—	—	28,467
Income from operations	—	84,416	1,064	—	85,480
Interest income from restricted assets	—	364	760	—	1,124
Interest expense	—	(7,886)	—	—	(7,886)
Realized loss on investments	—	—	(9)	—	(9)
Interest and other income (expense)	—	(28,782)	(91)	—	(28,873)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)
Income before income taxes	—	38,043	1,724	—	39,767
Income tax expense	—	(19,233)	(9)	—	(19,242)
Income before equity in earnings of unconsolidated subsidiaries	—	18,810	1,715	—	20,525
Equity in earnings of unconsolidated subsidiaries	20,668	—	143	(20,668)	143
Net income	$20,668	$18,810	$1,858	$(20,668)	$20,668

	Predecessor
	For the six months ended June 30, 2010
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$1,387,096	$27,163	$(26,101)	$1,388,158
Compensation and benefits	—	976,245	515	—	976,760
Operating expenses	—	176,879	236	—	177,115
Insurance expense	—	46,816	27,297	(26,101)	48,012
Selling, general and administrative expenses	—	34,961	195	—	35,156
Depreciation and amortization expense	—	31,871	1	—	31,872
Income (loss) from operations	—	120,324	(1,081)	—	119,243
Interest income from restricted assets	—	688	1,026	—	1,714
Interest expense	—	(13,326)	—	—	(13,326)
Realized gain on investments	—	—	149	—	149
Interest and other income	—	471	—	—	471
Loss on early extinguishment of debt	—	(19,082)	(9)	—	(19,091)
Income before income taxes	—	89,075	85	—	89,160
Income tax expense	—	(34,350)	(15)	—	(34,365)
Income before equity in earnings of unconsolidated subsidiaries	—	54,725	70	—	54,795
Equity in earnings of unconsolidated subsidiaries	54,994	—	199	(54,994)	199
Net income	$54,994	$54,725	$269	$(54,994)	$54,994

Consolidating Balance Sheet

As of June 30, 2011

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$157,692	$29,119	$—	$186,811
Insurance collateral	—	23,980	22,070	(9,401)	36,649
Trade and other accounts receivable, net	—	508,549	1,730	—	510,279
Parts and supplies inventory	—	23,340	9	—	23,349
Prepaids and other current assets	—	27,328	595	(1,618)	26,305
Current deferred tax assets	—	(3,595)	3,595	—	—
Current assets	—	737,294	57,118	(11,019)	783,393
Non-current assets:
Property, plant, and equipment, net	—	135,479	—	—	135,479
Intercompany receivable	2,920,239	—	—	(2,920,239)	—
Intangible assets, net	—	758,031	—	—	758,031
Non-current deferred tax assets	—	4,125	(6,120)	1,995	—
Insurance collateral	—	8,331	108,621	—	116,952
Goodwill	—	2,163,145	816	—	2,163,961
Other long-term assets	108,072	5,313	1,595	—	114,980
Investment and advances in subsidiaries	299,493	6,145	—	(305,638)	—
Assets	$3,327,804	$3,817,863	$162,030	$(3,234,901)	$4,072,796
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,474	$293	$—	$39,767
Accrued liabilities	58,935	258,885	18,208	—	336,028
Current deferred tax liability	—	7,345	—	—	7,345
Current portion of long-term debt	14,400	665	—	—	15,065
Current liabilities	73,335	306,369	18,501	—	398,205
Long-term debt	2,363,168	1,102	—	—	2,364,270
Long-term deferred tax liability	—	238,286	—	—	238,286
Insurance reserves and other long-term liabilities	—	104,392	85,366	(9,024)	180,734
Intercompany payable	—	2,868,221	52,018	(2,920,239)	—
Liabilities	2,436,503	3,518,370	155,885	(2,929,263)	3,181,495
Equity:
Common stock	—	—	30	(30)	—
Additional paid-in capital	885,868	296,332	4,316	(300,648)	885,868
Retained earnings	5,826	3,554	2,272	(5,826)	5,826
Comprehensive income	(393)	(393)	(473)	866	(393)
Equity	891,301	299,493	6,145	(305,638)	891,301
Liabilities and Equity	$3,327,804	$3,817,863	$162,030	$(3,234,901)	$4,072,796

Consolidating Balance Sheet

As of December 31, 2010

	Predecessor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$260,834	$26,527	$—	$287,361
Insurance collateral	—	6,409	30,046	(2,979)	33,476
Trade and other accounts receivable, net	—	488,354	1,304	—	489,658
Parts and supplies inventory	—	23,005	26	—	23,031
Prepaids and other current assets	—	22,623	193	(4,199)	18,617
Current deferred tax assets	—	(3,834)	3,834	—	—
Current assets	—	797,391	61,930	(7,178)	852,143
Non-current assets:
Property, plant, and equipment, net	—	133,731	—	—	133,731
Intercompany receivable	409,362	—	—	(409,362)	—
Intangible assets, net	—	180,374	—	—	180,374
Non-current deferred tax assets	—	4,126	(6,120)	1,994	—
Insurance collateral	—	31,664	109,669	(5,270)	136,063
Goodwill	—	426,947	458	—	427,405
Other long-term assets	11,333	5,657	1,846	—	18,836
Investment and advances in subsidiaries	847,191	37,427	—	(884,619)	—
Assets	$1,267,886	$1,617,317	$167,783	$(1,304,435)	$1,748,552
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,279	$302	$—	$39,581
Accrued liabilities	979	231,148	27,511	—	259,638
Current deferred tax liabilities	—	5,114	—	—	5,114
Current portion of long-term debt	15,938	395	—	—	16,333
Current liabilities	16,917	275,936	27,813	—	320,666
Long-term debt	403,750	1,193	—	—	404,943
Long-term deferred tax liabilities	—	5,971	—	—	5,971
Insurance reserves and other long-term liabilities	—	89,582	90,625	(10,440)	169,767
Intercompany payable	—	397,444	11,918	(409,362)	—
Liabilities	420,667	770,126	130,356	(419,802)	901,347
Equity:
Class A common stock	304	—	30	(30)	304
Class B common stock	1	—	—	—	1
Partnership equity	90,776	393,139	—	(393,140)	90,776
Treasury stock at cost	(1,684)	—	—	—	(1,684)
Additional paid-in capital	305,258	—	4,316	(4,316)	305,258
Retained earnings	450,780	452,268	30,968	(483,250)	450,766
Comprehensive income	1,784	1,784	2,113	(3,897)	1,784
Equity	847,219	847,191	37,427	(884,633)	847,205
Liabilities and Equity	$1,267,886	$1,617,317	$167,783	$(1,304,435)	$1,748,552

Condensed Consolidating Statements of Cash Flows

	Successor
	For the period May 25 through June 30, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$38,487	$(766)	$37,721
Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—	(2,844,221)
Purchase of property, plant and equipment	—	(2,892)	—	(2,892)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(4,668)	—	(4,668)
Net change in insurance collateral	—	2,835	1,707	4,542
Net change in deposits and other assets	—	(262)	—	(262)
Net cash (used in) provided by investing activities	(2,844,221)	(4,932)	1,707	(2,847,446)
Cash Flows from Financing Activities
Borrowings under senior secured credit facility	1,440,000	—	—	1,440,000
Proceeds from issuance of senior subordinated notes	950,000	—	—	950,000
Proceeds from CD&R equity investment	887,051	—	—	887,051
Repayments of capital lease obligations and other debt	(418,875)	—	—	(418,875)
Equity issuance costs	(26,196)	—	—	(26,196)
Debt issue costs	(114,021)		—	(114,021)
Net change in bank overdrafts	—	(7,971)	—	(7,971)
Net intercompany borrowings (payments)	126,262	(124,812)	(1,450)	—
Net cash provided by (used in) financing activities	2,844,221	(132,783)	(1,450)	2,709,988
Change in cash and cash equivalents	—	(99,228)	(509)	(99,737)
Cash and cash equivalents, beginning of period	—	256,919	29,628	286,547
Cash and cash equivalents, end of period	$—	$157,691	$29,119	$186,810

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$73,707	$(5,732)	$67,975
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(18,496)	—	(18,496)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(94,870)	—	(94,870)
Net change in insurance collateral	—	14,510	8,526	23,036
Net change in deposits and other assets	—	816	—	816
Net cash (used in) provided by investing activities	—	(97,985)	8,526	(89,459)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	559	—	—	559
Class A common stock repurchased as treasury stock	(2,440)	—	—	(2,440)
Repayments of capital lease obligations and other debt	—	(4,116)	—	(4,116)
Excess tax benefits from stock-based compensation	—	12,427	—	12,427
Net change in bank overdrafts	—	14,241	—	14,241
Net intercompany borrowings (payments)	1,881	(1,828)	(53)	—
Net cash provided by (used in) financing activities	—	20,724	(53)	20,671
Change in cash and cash equivalents	—	(3,554)	2,741	(813)
Cash and cash equivalents, beginning of period	—	260,834	26,527	287,361
Cash and cash equivalents, end of period	$—	$257,280	$29,268	$286,548

	Predecessor
	For the six months ended June 30, 2010
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$58,108	$26,634	$84,742
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(15,168)	—	(15,168)
Proceeds from sale of property, plant and equipment	—	108	—	108
Acquisition of businesses, net of cash received	—	(50,975)	—	(50,975)
Net change in insurance collateral	—	22,573	(27,834)	(5,261)
Net change in deposits and other assets	—	10,938	—	10,938
Net cash used in investing activities	—	(32,524)	(27,834)	(60,358)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	6,193	—	—	6,193
Repayments of capital lease obligations and other debt	—	(452,627)	—	(452,627)
Borrowings under credit facility	—	425,000	—	425,000
Debt issue costs	—	(11,749)	—	(11,749)
Payment of premiums for debt extinguishment	—	(14,513)	—	(14,513)
Excess tax benefits from stock-based compensation	—	13,498	—	13,498
Net change in bank overdrafts	—	(10,041)	—	(10,041)
Net intercompany borrowings (payments)	(6,193)	3,592	2,601	—
Net cash (used in) provided by financing activities	—	(46,840)	2,601	(44,239)
Change in cash and cash equivalents	—	(21,256)	1,401	(19,855)
Cash and cash equivalents, beginning of period	—	314,033	18,855	332,888
Cash and cash equivalents, end of period	$—	$292,777	$20,256	$313,033

11.         Subsequent Events

The Company’s management has evaluated events subsequent to June 30, 2011 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures.  Below is a description of events for which disclosure was deemed necessary.

On August 1, 2011, the Company acquired all the capital stock of Medics Ambulance Service and substantially all of its subsidiaries and corporate affiliates (collectively, “Medics Ambulance”) through its indirect, wholly-owned subsidiaries. Medics Ambulance provides ground medical transportation services in south Florida.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in EMSC’s most recent Annual Report on Form 10-K and in Item 1A, Risk Factors of this Quarterly Report. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; our ability to generate cash flow to service our debt obligations; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to successfully restructure our operations to comply with future changes in government regulation; the loss of existing contracts and the accuracy of our assessment of costs under new contracts; the high level of competition in our industry; our ability to maintain or implement complex information systems; our ability to implement our business strategy; our ability to successfully integrate strategic acquisitions; our ability to comply with the terms of our settlement agreements with the government; the risk that the benefits from the Merger, as defined below, and related transactions may not be fully realized or may take longer to realize than expected; and risks related to other factors discussed in the Quarterly Report.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements.  We qualify any forward-looking statements entirely by these cautionary factors.

All references to “we”, “our”, “us”, or “EMSC”,  refer to Emergency Medical Services Corporation and its subsidiaries. Our business is conducted primarily through two operating subsidiaries, EmCare Holdings Inc., or EmCare, and American Medical Response, Inc., or AMR.

This Quarterly Report should be read in conjunction with EMSC’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2011.

Company Overview

We are a leading provider of medical transportation services and facility-based physician services in the United States. We operate our business and market our services under the EmCare and AMR brands.  EmCare, over its more than 35 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups.  Through EmCare, we provide facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology, and teleradiology programs.  AMR, over its more than 50 years of operating history, is a leading provider of ground and fixed-wing ambulance services in the United States based on net revenue and number of transports.

Merger

On February 13, 2011, EMSC entered into an Agreement and Plan of Merger, or Merger Agreement, with CDRT Acquisition Corporation, a Delaware corporation, or Parent, and CDRT Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, or Sub.  Parent and Sub are and were, respectively, affiliates of investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC, or the CD&R Affiliates.  On May 25, 2011, pursuant to the Merger Agreement and subject to the conditions set forth therein, Sub merged with and into EMSC with EMSC as the surviving entity and a wholly-owned subsidiary of Parent, or the Merger.

At the time the Merger was effective, each issued and outstanding share of class A common stock and class B common stock, including shares of Class B common stock issued immediately prior to the effective time of the Merger in exchange for the LP exchangeable units of EMS LP, but excluding treasury shares, shares held by Parent or Sub and shares held by stockholders who perfected their appraisal rights, were converted into the right to receive $64.00 per share in cash, without interest and subject to any applicable withholding taxes.  In addition, vesting of stock options, restricted stock, and restricted share units was accelerated upon closing of the Merger. As a result, holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $64.00 per share while holders of restricted stock and restricted share units received $64.00 per share in cash, without interest.

The Merger was financed by a combination of borrowings under EMSC’s new senior secured term loan facility, the issuance of new senior unsecured notes, and the equity investment by the CD&R Affiliates and members of EMSC management. The purchase price was approximately $3.2 billion including approximately $150 million in capitalized issuance costs, of which $110 million are debt issuance costs. The Merger was funded primarily through a $915 million equity contribution from the CD&R Affiliates and members of EMSC management and $2.4 billion in debt financing discussed more fully in Note 5 to the accompanying consolidated financial statements.

EMSC applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. The purchase accounting adjustments had a material impact on the Successor period presented, from May 25, 2011 through June 30, 2011, due most significantly to the amortization of intangible assets and interest expense and will have a material impact on future earnings. The value assigned at June 30, 2011 to intangible assets is based on preliminary valuation data and may change once an external valuation is completed during the third quarter of 2011.

Presentation

The accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q are presented for two periods for 2011: Predecessor and Successor results, which primarily relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The discussion in this MD&A is presented on a combined basis of the Predecessor and Successor periods for 2011. The 2011 Predecessor and Successor results are presented but are not discussed separately. Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010.  Exceptions to this include depreciation and amortization expense, interest expense, and interest and other (expense) income, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below.  See Note 1 to the accompanying consolidated financial statements.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue represents gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates without corresponding increases in payor reimbursement.

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and six months ended June 30, 2011 and 2010.  In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended June 30,		Six months ended June 30,		Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Medicare	21.7%	21.7%	22.0%	21.9%	26.1%	24.7%	26.3%	24.9%
Medicaid	6.3%	5.3%	6.1%	5.1%	12.8%	12.7%	13.1%	12.5%
Commercial insurance and managed care	49.0%	49.9%	48.7%	49.8%	43.1%	43.3%	42.6%	43.0%
Self-pay	5.1%	4.2%	4.9%	4.2%	18.0%	19.3%	18.0%	19.6%
Subsidies & fees	17.9%	18.9%	18.3%	19.0%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our 2011 volume mix has been positively impacted compared to our 2010 volume mix primarily by the continued expansion of our anesthesia business, which has a lower percentage of self-pay volume than our emergency department, radiology and inpatient services businesses.

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2011, approximately 74% was derived from our hospital contracts for emergency department staffing, 15% from contracts related to anesthesiology services, 5% from our hospitalist/inpatient services, 3% from our services provided to radiology/teleradiology services, and 3% from other hospital management services. Approximately 78% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 22% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have resulted in a reduction in the frequency, severity and development of claims.

Our EmCare business segment is less capital intensive than AMR, and EmCare’s depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

Approximately 87% of AMR’s net revenue for the six months ended June 30, 2011 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

The change from period to period in the number of transports and net revenue per transport is influenced by the mix of emergency versus non-emergency transports, changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, the effects of general community conditions for emergency transports and the impact of newly acquired businesses and markets AMR has exited.

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

Our AMR business segment requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, equipment, and other technologies.  Amortization expense relates primarily to intangibles recorded for customer relationships.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 11.7% and 10.0% of AMR’s operating expenses for the three months ended June 30, 2011 and 2010, respectively, and 11.2% and 9.8% for the six months ended June 30, 2011 and 2010, respectively.  Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein. As of June 30, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

Business Combinations

Effective January 1, 2009, we adopted ASC 805, Business Combinations, which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years . In accordance with this guidance, the assets and liabilities of an acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. All acquisition costs are expensed as incurred. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period any subsequent adjustments are recorded as expense.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care.  We estimate our provision for contractual discounts and uncompensated care based on payor reimbursement schedules, historical collections and write-off experience and other economic data.  As a result of the estimates used in recording the provisions and the nature of healthcare collections, which may involve lengthy delays, there is a reasonable possibility that recorded estimates will change materially in the short-term.

The changes in the provisions for contractual discounts and uncompensated care are primarily a result of changes in our gross fee-for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue during each of three and six month periods ending June 30, 2011 and 2010.

Results of Operations

Quarter and Six Months Ended June 30, 2011 Compared to the Quarter and Six Months Ended June 30, 2010

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 for EMSC and our two operating segments.  As noted previously in Item 2, the results of operations will be discussed on a combined basis for 2011.  Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010.  Exceptions to this include depreciation and amortization expense, interest expense, and interest and other (expense) income, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below. The Predecessor and Successor breakout is presented for information purposes only.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized (loss) gain on investments, interest expense, stock-based compensation, related party management fees, and depreciation and amortization expense.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Combined		Predecessor		Combined		Predecessor
	Quarter ended June 30,				Six months ended June 30,
	2011	% of net revenue	2010	% of net revenue	2011	% of net revenue	2010	% of net revenue
Net revenue	$780,498	100.0%	$708,804	100.0%	$1,541,333	100.0%	$1,388,158	100.0%
Compensation and benefits	559,360	71.7	496,443	70.0	1,096,437	71.1	976,760	70.4
Operating expenses	101,633	13.0	90,586	12.8	198,596	12.9	177,115	12.8
Insurance expense	30,779	3.9	25,942	3.7	57,318	3.7	48,012	3.5
Selling, general and administrative expenses	18,267	2.3	18,298	2.6	36,102	2.3	35,156	2.5
Equity-based compensation expense	(13,580)	(1.7)	(1,441)	(0.2)	(15,542)	(1.0)	(2,545)	(0.2)
Related party management fees	(663)	(0.1)	(250)	(0.0)	(913)	(0.1)	(500)	(0.0)
Interest income from restricted assets	(890)	(0.1)	(859)	(0.1)	(1,286)	(0.1)	(1,714)	(0.1)
Adjusted EBITDA	$85,592	11.0%	$80,085	11.3%	$170,621	11.1%	$155,874	11.2%
Equity-based compensation expense	(13,580)	(1.7)	(1,441)	(0.2)	(15,542)	(1.0)	(2,545)	(0.2)
Related party management fees	(663)	(0.1)	(250)	(0.0)	(913)	(0.1)	(500)	(0.0)
Depreciation and amortization expense	(22,003)	(2.8)	(15,692)	(2.2)	(39,528)	(2.6)	(31,872)	(2.3)
Interest expense	(21,019)	(2.7)	(5,060)	(0.7)	(25,836)	(1.7)	(13,326)	(1.0)
Realized gain (loss) on investments	2	0.0	57	0.0	(2)	(0.0)	149	0.0
Interest and other (expense) income	(27,267)	(3.5)	206	0.0	(29,013)	(1.9)	471	0.0
Loss on early debt extinguishment	(10,069)	(1.3)	(19,091)	(2.7)	(10,069)	(0.7)	(19,091)	(1.4)
Income tax expense	(748)	(0.1)	(14,955)	(2.1)	(23,400)	(1.5)	(34,365)	(2.5)
Equity in earnings of unconsolidated subsidiary	85	0.0	105	0.0	176	0.0	199	0.0
Net (loss) income	$(9,670)	(1.2)%	$23,964	3.4%	$26,494	1.7%	$54,994	4.0%

	Successor		Predecessor
	Period from May 25 through June 30,		Period from April 1 through May 24,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue	2011	% of net revenue
Net revenue	$319,543	100.0%	$460,955	100.0%	$1,221,790	100.0%
Compensation and benefits	221,804	69.4	337,556	73.2	874,633	71.6
Operating expenses	41,856	13.1	59,777	13.0	156,740	12.8
Insurance expense	10,089	3.2	20,690	4.5	47,229	3.9
Selling, general and administrative expenses	6,861	2.1	11,406	2.5	29,241	2.4
Equity-based compensation expense	(430)	(0.1)	(13,150)	(2.9)	(15,112)	(1.2)
Related party management fees	(514)	(0.2)	(149)	(0.0)	(399)	(0.0)
Interest income from restricted assets	(162)	(0.1)	(728)	(0.2)	(1,124)	(0.1)
Adjusted EBITDA	$40,039	12.5%	$45,553	9.9%	$130,582	10.7%
Equity-based compensation expense	(430)	(0.1)	(13,150)	(2.9)	(15,112)	(1.2)
Related party management fees	(514)	(0.2)	(149)	(0.0)	(399)	(0.0)
Depreciation and amortization expense	(11,061)	(3.5)	(10,942)	(2.4)	(28,467)	(2.3)
Interest expense	(17,950)	(5.6)	(3,069)	(0.7)	(7,886)	(0.6)
Realized gain (loss) on investments	7	0.0	(5)	(0.0)	(9)	(0.0)
Interest and other income (expense)	(140)	(0.0)	(27,127)	(5.9)	(28,873)	(2.4)
Loss on early debt extinguishment	—	—	(10,069)	(2.2)	(10,069)	(0.8)
Income tax expense	(4,158)	(1.3)	3,410	0.7	(19,242)	(1.6)
Equity in earnings of unconsolidated subsidiary	33	0.0	52	0.0	143	0.0
Net income (loss)	$5,826	1.8%	$(15,496)	(3.4)%	$20,668	1.7%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Combined	Predecessor	Combined	Predecessor
	For the quarter ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Adjusted EBITDA	$85,592	$80,085	$170,621	$155,874
Related party management fees	(663)	(250)	(913)	(500)
Interest expense (less deferred loan fee amortization)	(18,585)	(4,431)	(22,602)	(12,190)
Change in accounts receivable	7,715	(21,750)	(3,047)	(19,559)
Change in other operating assets/liabilities	(1,161)	3,094	25,608	7,028
Excess tax benefits from stock-based compensation	(11,258)	(2,917)	(12,427)	(13,498)
Interest and other income (expense)	(27,267)	206	(29,013)	471
Income tax expense, net of change in deferred taxes	(700)	(13,982)	(23,007)	(33,525)
Other	24	102	476	641
Cash flows provided by operating activities	$33,697	$40,157	$105,696	$84,742

	Successor	Predecessor
	Period from May 25 through June 30,	Period from April 1 through May 24,	Period from January 1 through May 24,
	2011	2011	2011
Adjusted EBITDA	$40,039	$45,553	$130,582
Related party management fees	(514)	(149)	(399)
Interest expense (less deferred loan fee amortization)	(16,046)	(2,538)	(6,556)
Change in accounts receivable	7,102	613	(10,149)
Change in other operating assets/liabilities	11,374	(12,535)	14,234
Excess tax benefits from stock-based compensation	—	(11,258)	(12,427)
Interest and other income (expense)	(140)	(27,127)	(28,873)
Income tax (expense) benefit, net of change in deferred taxes	(4,110)	3,410	(18,897)
Other	16	7	460
Cash flows provided by (used in) operating activities	$37,721	$(4,024)	$67,975

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Combined		Predecessor		Combined		Predecessor
	Quarter ended June 30,				Six months ended June 30,
	2011	% of net revenue	2010	% of net revenue	2011	% of net revenue	2010	% of net revenue
Net revenue	$417,146	100.0%	$364,645	100.0%	$813,773	100.0%	$707,037	100.0%
Compensation and benefits	331,792	79.5	285,141	78.2	646,831	79.5	557,107	78.8
Operating expenses	14,405	3.5	12,147	3.3	27,078	3.3	23,037	3.3
Insurance expense	15,335	3.7	13,167	3.6	29,992	3.7	24,052	3.4
Selling, general and administrative expenses	8,612	2.1	8,071	2.2	15,807	1.9	15,200	2.1
Interest income from restricted assets	(485)	(0.1)	(515)	(0.1)	(650)	(0.1)	(1,026)	(0.1)
Equity-based compensation expense	(6,111)	(1.5)	(648)	(0.2)	(6,994)	(0.9)	(1,145)	(0.2)
Related party management fees	(298)	(0.1)	(113)	(0.0)	(411)	(0.1)	(225)	(0.0)
Adjusted EBITDA	$53,896	12.9%	$47,395	13.0%	$102,120	12.5%	$90,037	12.7%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	53,896	12.9	47,395	13.0	102,120	12.5	90,037	12.7
Depreciation and amortization expenses	(8,144)	(2.0)	(4,622)	(1.3)	(14,098)	(1.7)	(9,568)	(1.4)
Interest income from restricted assets	(485)	(0.1)	(515)	(0.1)	(650)	(0.1)	(1,026)	(0.1)
Equity-based compensation expense	(6,111)	(1.5)	(648)	(0.2)	(6,994)	(0.9)	(1,145)	(0.2)
Related party management fees	(298)	(0.1)	(113)	(0.0)	(411)	(0.1)	(225)	(0.0)
Income from operations	$38,858	9.3%	$41,497	11.4%	$79,967	9.8%	$78,073	11.0%

	Successor		Predecessor
	Period from May 25 through June 30,		Period from April 1 through May 24,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue	2011	% of net revenue
Net revenue	$171,714	100.0%	$245,432	100.0%	$642,059	100.0%
Compensation and benefits	133,192	77.6	198,600	80.9	513,639	80.0
Operating expenses	6,040	3.5	8,365	3.4	21,038	3.3
Insurance expense	5,631	3.3	9,704	4.0	24,361	3.8
Selling, general and administrative expenses	2,907	1.7	5,705	2.3	12,900	2.0
Interest income from restricted assets	(66)	(0.0)	(419)	(0.2)	(584)	(0.1)
Equity-based compensation expense	(193)	(0.1)	(5,918)	(2.4)	(6,801)	(1.1)
Related party management fees	(231)	(0.1)	(67)	(0.0)	(180)	(0.0)
Adjusted EBITDA	$24,434	14.2%	$29,462	12.0%	$77,686	12.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	24,434	14.2	29,462	12.0	77,686	12.1
Depreciation and amortization expense	(4,687)	(2.7)	(3,457)	(1.4)	(9,411)	(1.5)
Interest income from restricted assets	(66)	(0.0)	(419)	(0.2)	(584)	(0.1)
Equity-based compensation expense	(193)	(0.1)	(5,918)	(2.4)	(6,801)	(1.1)
Related party management fees	(231)	(0.1)	(67)	(0.0)	(180)	(0.0)
Income from operations	$19,257	11.2%	$19,601	8.0%	$60,710	9.5%

AMR

	Combined		Predecessor		Combined		Predecessor
	Quarter ended June 30,				Six months ended June 30,
	2011	% of net revenue	2010	% of net revenue	2011	% of net revenue	2010	% of net revenue
Net revenue	$363,352	100.0%	$344,159	100.0%	$727,560	100.0%	$681,121	100.0%
Compensation and benefits	227,568	62.6	211,302	61.4	449,606	61.8	419,653	61.6
Operating expenses	87,228	24.0	78,439	22.8	171,518	23.6	154,078	22.6
Insurance expense	15,444	4.3	12,775	3.7	27,326	3.8	23,960	3.5
Selling, general and administrative expenses	9,655	2.7	10,227	3.0	20,295	2.8	19,956	2.9
Interest income from restricted assets	(405)	(0.1)	(344)	(0.1)	(636)	(0.1)	(688)	(0.1)
Equity-based compensation expense	(7,469)	(2.1)	(793)	(0.2)	(8,548)	(1.2)	(1,400)	(0.2)
Related party management fees	(365)	(0.1)	(137)	(0.0)	(502)	(0.1)	(275)	(0.0)
Adjusted EBITDA	$31,696	8.7%	$32,690	9.5%	$68,501	9.4%	$65,837	9.7%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	31,696	8.7%	32,690	9.5	68,501	9.4	65,837	9.7
Depreciation and amortization expense	(13,859)	(3.8)	(11,070)	(3.2)	(25,430)	(3.5)	(22,304)	(3.3)
Interest income from restricted assets	(405)	(0.1)	(344)	(0.1)	(636)	(0.1)	(688)	(0.1)
Equity-based compensation expense	(7,469)	(2.1)	(793)	(0.2)	(8,548)	(1.2)	(1,400)	(0.2)
Related party management fees	(365)	(0.1)	(137)	(0.0)	(502)	(0.1)	(275)	(0.0)
Income from operations	$9,598	2.6%	$20,346	5.9%	$33,385	4.6%	$41,170	6.0%

	Successor		Predecessor
	Period from May 25 through June 30,		Period from April 1 through May 24,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue	2011	% of net revenue
Net revenue	$147,829	100.0%	$215,523	100.0%	$579,731	100.0%
Compensation and benefits	88,612	59.9	138,956	64.5	360,994	62.3
Operating expenses	35,816	24.2	51,412	23.9	135,702	23.4
Insurance expense	4,458	3.0	10,986	5.1	22,868	3.9
Selling, general and administrative expenses	3,954	2.7	5,701	2.6	16,341	2.8
Interest income from restricted assets	(96)	(0.1)	(309)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(237)	(0.2)	(7,232)	(3.4)	(8,311)	(1.4)
Related party management fees	(283)	(0.2)	(82)	(0.0)	(219)	(0.0)
Adjusted EBITDA	$15,605	10.6%	$16,091	7.5%	$52,896	9.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	15,605	10.6	16,091	7.5	52,896	9.1
Depreciation and amortization expense	(6,374)	(4.3)	(7,485)	(3.5)	(19,056)	(3.3)
Interest income from restricted assets	(96)	(0.1)	(309)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(237)	(0.2)	(7,232)	(3.4)	(8,311)	(1.4)
Related party management fees	(283)	(0.2)	(82)	(0.0)	(219)	(0.0)
Income from operations	$8,615	5.8%	$983	0.5%	$24,770	4.3%

Quarter ended June 30, 2011 compared to the quarter ended June 30, 2010

Consolidated

         Our results for the three months ended June 30, 2011 reflect an increase in net revenue of $71.7 million and a decrease in net income of $33.6 million compared to the three months ended June 30, 2010.  The decrease in net income is attributable primarily to an increase in interest expense and other fees associated with the Merger, partially offset by a decrease in income tax expense.  During the three months ended June 30, 2011, we recorded $27.9 million for fees associated with the Merger, which are included in interest and other (expense) income.  An additional $12.4 million in stock compensation expense was recorded for stock options and restricted stock which automatically vested with the Merger and the associated payroll taxes; see Note 1 to the accompanying unaudited consolidated financial statements.

Net revenue. For the three months ended June 30, 2011, we generated net revenue of $780.5 million compared to net revenue of $708.8 million for the three months ended June 30, 2010, representing an increase of 10.1%.  The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $85.6 million, or 11.0% of net revenue, for the three months ended June 30, 2011 compared to $80.1 million, or 11.3% of net revenue, for the three months ended June 30, 2010.

Interest and other (expense) income. During the three months ended June 30, 2011, $27.3 million was expensed compared to $0.2 million of income recognized during the three months ended June 30, 2010.  The increase in expense was due to $27.9 million expensed during the second quarter of 2011 for investment banking, legal, accounting and other advisory services related to the Merger.

Loss on early debt extinguishment. During the three months ended June 30, 2011, we recorded a loss on early debt extinguishment of $10.1 million which included unamortized debt issuance associated with our credit facility in place prior to the Merger.  During the three months ended June 30, 2010, we recorded a loss on early debt extinguishment of $19.1 million as we entered into a new credit facility and redeemed our senior subordinated notes.

Interest expense. Interest expense for the three months ended June 30, 2011 was $21.0 million compared to $5.1 million for the three months ended June 30, 2010.  The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011.  In conjunction with entering into our new credit facilities, we increased our total outstanding debt by $2.0 billion.

Income tax expense (benefit). Income tax expense decreased by $14.2 million for the three months ended June 30, 2011 compared to the same period in 2010.  Our effective tax rate was 41.8% for the Successor period from May 25, 2011 through June 30, 2011 and 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011.  Our effective tax rate for the quarter ended June 30, 2010 was 38.5%.  The increase in our effective tax rate was a result of certain Merger related costs that are not deductible for tax purposes.

EmCare

Net revenue. Net revenue for the three months ended June 30, 2011 was $417.1 million, an increase of $52.5 million, or 14.4%, from $364.6 million for the three months ended June 30, 2010. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts.  Net new contracts since March 31, 2010 accounted for a net revenue increase of $41.4 million for the three months ended June 30, 2011, of which $31.7 million came from net new contracts added in 2010 with the remaining increase in net revenue from those added in 2011.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $11.1 million, or 3.6%, for the three months ended June 30, 2011.  The change was due primarily to a 4.3% increase in same store weighted patient encounters, partially offset by a 0.7% decrease in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2011 were $331.8 million, or 79.5% of net revenue, compared to $285.1 million, or 78.2% of net revenue, for the same period in 2010. Stock-based compensation expense was $6.1 million during the three months ended June 30, 2011 compared to $0.6 million during the same quarter last year.  The increase was due primarily to accelerated stock-based compensation expense associated with the Merger.  Provider compensation costs increased $30.2 million from net new contract additions. Same store provider compensation costs were $8.2 million higher than the prior period due primarily to a 4.3% increase in same store weighted patient encounters, partially offset by a 0.2% decrease in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs, excluding stock-based compensation expense, increased by $2.7 million during the three months ended June 30, 2011 compared to the same period in 2010. The increase is due to our recent acquisitions and organic growth. Payroll taxes related to the Merger of $0.3 million were also expensed during the quarter ended June 30, 2011.

Operating expenses. Operating expenses for the three months ended June 30, 2011 were $14.4 million, or 3.5% of net revenue, compared to $12.1 million, or 3.3% of net revenue, for the same period in 2010.  Operating expenses increased $2.3 million due primarily to our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended June 30, 2011 was $15.3 million, or 3.7% of net revenue, compared to $13.2 million, or 3.6% of net revenue, for the three months ended June 30, 2010.  We recorded an increase of prior year insurance provisions of $1.6 million during the three months ended June 30, 2011 compared to an increase of $1.8 million during the three months ended June 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2011 was $8.6 million, or 2.1% of net revenue, compared to $8.1 million, or 2.2% of net revenue, for the three months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2011 was $8.1 million, or 2.0% of net revenue, compared to $4.6 million, or 1.3% of net revenue, for the three months ended June 30, 2010.  The $3.5 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction during the second quarter of 2011 as well as amortization expense associated with contract intangible assets recorded on acquisitions completed since March 31, 2010.

AMR

Net revenue. Net revenue for the three months ended June 30, 2011 was $363.4 million, an increase of $19.2 million, or 5.6%, from $344.2 million for the same period in 2010. The increase in net revenue was due primarily to an increase of 2.3%, or $7.8 million, in weighted transport volume and an increase in net revenue per weighted transport of 3.3%, or $11.4 million.  The increase in net revenue per weighted transport of 3.3% was due to a 1.7% increase in net revenue per transport resulting primarily from a higher mix of emergency versus non-emergency transports and rate increases in several markets, with the remaining increase coming from growth in our managed transportation business. AMR’s managed transportation business represented 6.2% of AMR’s net revenue for the quarter ended June 30, 2011 compared to 4.7% for the quarter ended June 30, 2010.  Weighted transports increased 16,400 from the same quarter last year.  The change was due to an increase in weighted transport volume in existing markets of 0.1%, or 600 weighted transports, an increase of 11,800 weighted transports from acquisitions, and an increase of 5,200 weighted transports from our entry into new markets, which increases were partially offset by a decrease of 1,200 weighted transports from the exit of certain markets.

Compensation and benefits. Compensation and benefit costs for the three months ended June 30, 2011 were $227.6 million, or 62.6% of net revenue, compared to $211.3 million, or 61.4% of net revenue, for the same period last year. Stock-based compensation expense was $7.5 million during the three months ended June 30, 2011 compared to $0.8 million during the same quarter last year.  The increase was due primarily to accelerated stock-based compensation expense associated with the Merger. Ambulance crew wages per ambulance unit hour increased by approximately 2.7%, or $3.2 million, attributable primarily to annual wage rate increases. Ambulance unit hours increased period over period by 2.4%, or $2.9 million, due primarily to our recent acquisitions and entry into new markets. Non-crew compensation, excluding stock-based compensation expense, increased period over period by $0.1 million. Total benefits related costs increased $3.4 million due primarily to increases in payroll taxes, of which $0.3 million were related to the Merger, and higher costs for our health insurance plans.

Operating expenses. Operating expenses for the three months ended June 30, 2011 were $87.2 million, or 24.0% of net revenue, compared to $78.4 million, or 22.8% of net revenue, for the three months ended June 30, 2010.  The change is due primarily to increased costs associated with our managed transportation business of $6.7 million and an increase in fuel costs of $2.4 million.

Insurance expense. Insurance expense for the three months ended June 30, 2011 was $15.4 million, or 4.3% of net revenue, compared to $12.8 million, or 3.7% of net revenue, for the same period in 2010.  We recorded an increase of prior year insurance provisions of $4.1 million during the three months ended June 30, 2011 compared to an increase of $1.0 million during the three months ended June 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2011 was $9.7 million, or 2.7% of net revenue, compared to $10.2 million, or 3.0% of net revenue, for the three months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2011 was $13.9 million, or 3.8% of net revenue, compared to $11.1 million, or 3.2% of net revenue, for the same period in 2010.  The increase was due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction during the second quarter of 2011.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Consolidated

Our results for the six months ended June 30, 2011 reflect an increase in net revenue of $153.2 million and a decrease in net income of $28.5 million compared to the six months ended June 30, 2010.  The decrease in net income is attributable primarily to an increase in interest expense and other fees associated with the Merger, partially offset by a decrease in income tax expense.

During the six months ended June 30, 2011, we recorded $29.8 million for fees associated with the Merger, which are included in interest and other (expense) income.  An additional $12.4 million in stock compensation expense was recorded for stock options and restricted stock which automatically vested with the Merger and the associated payroll taxes; see Note 1 to the accompanying unaudited consolidated financial statements.

Net revenue. For the six months ended June 30, 2011, we generated net revenue of $1,541.3 million compared to net revenue of $1,388.2 million for the six months ended June 30, 2010, representing an increase of 11.0%.  The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $170.6 million, or 11.1% of net revenue, for the six months ended June 30, 2011 compared to $155.9 million, or 11.2% of net revenue, for the six months ended June 30, 2010.

Interest expense. Interest expense for the six months ended June 30, 2011 was $25.8 million compared to $13.3 million for the six months ended June 30, 2010.  The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011.  In conjunction with entering into our new credit facility, we increased our total outstanding debt by $2.0 billion.

Interest and other (expense) income. During the six months ended June 30, 2011, $29.0 million was expensed compared to $0.5 million of income recognized during the six months ended June 30, 2010.  The increase in expense was due to $29.8 million expensed during the second quarter of 2011 for investment banking, legal, accounting and other advisory services related to the Merger.

Loss on early debt extinguishment. During the six months ended June 30, 2011, we recorded a loss on early debt extinguishment of $10.1 million which included unamortized debt issuance associated with our credit facility in place prior to the Merger.  During the six months ended June 30, 2010, we recorded a loss on early debt extinguishment of $19.1 million as we entered into a new credit facility and redeemed our senior subordinated notes.

Income tax expense. Income tax expense decreased by $11.0 million for the six months ended June 30, 2011 compared to the same period in 2010.  Our effective tax rate was 41.8% for the Successor period from May 25, 2011 through June 30, 2011 and 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011.  Our effective tax rate for the six months ended June 30, 2010 was 38.5%.  The increase in our effective tax rate was a result of certain Merger related costs that are not deductible for tax purposes.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2011 was $813.8 million, an increase of $106.7 million, or 15.1%, from $707.0 million for the six months ended June 30, 2010. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2009 accounted for a net revenue increase of $81.5 million for the six months ended June 30, 2011, of which $69.6 million came from net new contracts added in 2010 with the remaining increase in net revenue from those added in 2011.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $25.2 million, or 4.3%, for the six months ended June 30, 2011.  The change was due primarily to a 5.5% increase in same store weighted patient encounters, partially offset by a 1.2% decrease in revenue per weighted patient encounter.  The increase in same store net revenue was due primarily to additional volume, partially offset by a lower average charge per patient, related to a stronger flu season in the first quarter of 2011 compared to the same period in 2010.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2011 were $646.8 million, or 79.5% of net revenue, compared to $557.1 million, or 78.8% of net revenue, for the same period in 2010. Stock-based compensation expense was $7.0 million during the six months ended June 30, 2011 compared to $1.1 million during the same quarter last year.  The increase was due primarily to accelerated stock-based compensation expense associated with the Merger.  Provider compensation costs increased $62.3 million from net new contract additions. Same store provider compensation costs were $15.5 million higher than the prior period due primarily to a 5.5% increase in same store weighted patient encounters, partially offset by a 1.5% decrease in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs, excluding stock-based compensation expense, increased by $6.0 million during the three months ended June 30, 2011 compared to the same period in 2010. The increase is due to our recent acquisitions and organic growth. Payroll taxes related to Merger of $0.3 million were also expensed during the six months ended June 30, 2011.

Operating expenses. Operating expenses for the six months ended June 30, 2011 were $27.1 million, or 3.3% of net revenue, compared to $23.0 million, or 3.3% of net revenue, for the same period in 2010.  Operating expenses increased $4.1 million due primarily to our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the six months ended June 30, 2011 was $30.0 million, or 3.7% of net revenue, compared to $24.1 million, or 3.4% of net revenue, for the six months ended June 30, 2010.  We recorded an increase of prior year insurance provisions of $3.3 million during the six months ended June 30, 2011 compared to a decrease of less than $0.1 million during the six months ended June 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2011 was $15.8 million, or 1.9% of net revenue, compared to $15.2 million, or 2.1% of net revenue, for the six months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2011 was $14.1 million, or 1.7% of net revenue, compared to $9.6 million, or 1.4% of net revenue, for the six months ended June 30, 2010.  The $4.5 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction during the second quarter of 2011 as well as amortization expense associated with contract intangible assets recorded on acquisitions completed since December 31, 2009.

AMR

Net revenue. Net revenue for the six months ended June 30, 2011 was $727.6 million, an increase of $46.4 million, or 6.8%, from $681.1 million for the same period in 2010. The increase in net revenue was due primarily to an increase of 3.5%, or $23.7 million, in weighted transport volume and an increase in net revenue per weighted transport of 3.3%, or $22.7 million.  The increase in net revenue per weighted transport of 3.3% was due to a 1.7% increase in net revenue per transport resulting primarily from a higher mix of emergency versus non-emergency transports and rate increases in several markets, with the remaining increase coming from growth in our managed transportation business. AMR’s managed transportation business represented 6.1% of AMR’s net revenue for the six months ended June 30, 2011 compared to 4.6% for the six months ended June 30, 2010.  Weighted transports increased 50,100 from the same period last year.  The change was due to an increase in weighted transport volume in existing markets of 1.5%, or 21,700 weighted transports, an increase of 21,500 weighted transports from acquisitions, and an increase of 9,500 weighted transports from our entry into new markets, which increases were partially offset by a decrease of 2,600 weighted transports from the exit of certain markets.

Compensation and benefits. Compensation and benefit costs for the six months ended June 30, 2011 were $449.6 million, or 61.8% of net revenue, compared to $419.7 million, or 61.6% of net revenue, for the same period last year. Stock-based compensation expense was $8.5 million during the six months ended June 30, 2011 compared to $1.4 million during the same quarter last year.  The increase was due primarily to accelerated stock-based compensation expense associated with the Merger. Ambulance crew wages per ambulance unit hour increased by approximately 2.7%, or $6.4 million, attributable primarily to annual wage rate increases. Ambulance unit hours increased period over period by 2.9%, or $6.7 million, due primarily to our recent acquisitions and our entry into new markets. Non-crew compensation, excluding stock-based compensation expense, increased period over period by $1.8 million due primarily to increased costs of $1.5 million in our managed transportation business. Total benefits related costs increased $8.1 million due primarily to increases in payroll taxes, of which $0.3 million were related to the Merger, and higher costs for our health insurance plans.

Operating expenses. Operating expenses for the six months ended June 30, 2011 were $171.5 million, or 23.6% of net revenue, compared to $154.1 million, or 22.6% of net revenue, for the six months ended June 30, 2010.  The change is due primarily to increased costs associated with our managed transportation business of $12.9 million and an increase in fuel costs of $4.1 million.

Insurance expense. Insurance expense for the six months ended June 30, 2011 was $27.3 million, or 3.8% of net revenue, compared to $24.0 million, or 3.5% of net revenue, for the same period in 2010.  We recorded an increase of prior year insurance provisions of $4.8 million during the six months ended June 30, 2011 compared to an increase of $0.1 million during the six months ended June 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2011 was $20.3 million, or 2.8% of net revenue, compared to $20.0 million, or 2.9% of net revenue, for the six months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2011 was $25.4 million, or 3.5% of net revenue, compared to $22.3 million, or 3.3% of net revenue, for the same period in 2010.  The $3.1 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the

Merger transaction during the second quarter of 2011 as well as amortization expense associated with contract intangible assets recorded on acquisitions completed since December 31, 2009.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by our operating activities. We can also use our asset-based revolving credit facility, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits.

Concurrent with the completion of the Merger on May 25, 2011, we issued $950 million of senior unsecured notes and entered into the $1.8 billion senior secured credit facilities, which are further described in Note 5 to the accompanying consolidated financial statements, and consist of a $1.44 billion senior secured term loan facility, or the Term Loan Facility, and a $350 million asset-based revolving credit facility, or the ABL Facility.

Our ABL Facility provides for up to $350 million of senior secured first priority borrowings, subject to a borrowing base of $350 million as of June 30, 2011.  The ABL Facility is available to fund working capital and for general corporate purposes.  As of June 30, 2011, we had available borrowing capacity under the ABL Facility of approximately $303 million.  As of June 30, 2011, we had approximately $47 million of letters of credit issued under the ABL Facility.

We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months.

While the ABL Facility generally does not contain financial maintenance covenants, a springing fixed charge coverage ratio of not less than 1.0 to 1.0 will be tested if our excess availability (as defined in the ABL Facility credit agreement) falls below specified thresholds at any time.  If we require additional financing to meet cyclical increases in working capital needs, to fund acquisitions or unanticipated capital expenditures, we may need to access the financial markets.

The indenture related to the senior notes, the ABL Facility credit agreement and the Term Loan Facility agreement contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Combined	Predecessor
	Six months ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$105,696	$84,742
Investing activities	(2,936,905)	(60,358)
Financing activities	2,730,659	(44,239)

Operating activities. Net cash provided by operating activities was $105.7 million for the six months ended June 30, 2011 compared to $84.7 million for the same period in 2010.  The increase in operating cash flows was affected primarily by increases in cash flows from operating assets and liabilities, offset by a decrease in net income.  Accounts payable and accrued liabilities increased cash flows from operations $27.0 million during the six months ended June 30, 2011 compared to $13.1 million during the six months ended June 30, 2010.  The change is due primarily to the timing of income tax related payments, and lower incentive compensation payments during the six months ended June 30, 2011 compared to the same period in 2010.  Accounts receivable increased $3.0 million and days sales outstanding, or DSO, decreased 2 days during the six months ended June 30, 2011.

We regularly analyze DSO which is calculated by dividing our net revenue for the quarter by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010
AMR	68	66	69	70	68	66
EmCare	52	54	54	54	55	56
EMSC	59	60	61	61	62	61

Investing activities.  Net cash used in investing activities was $2,936.9 million for the six months ended June 30, 2011 compared to $60.4 million for the same period in 2010.  The increase is primarily due to the purchase of EMSC by CD&R for $2.8 billion combined with increases in acquisition activity.  Acquisitions of businesses totaled $99.5 million during the six months ended June 30, 2011 compared to $51.0 million during the same period in 2010.

Financing activities.  Net cash provided by financing activities was $2,730.7 million for the six months ended June 30, 2011 compared to net cash used in financing activities of $44.2 million for the same period in 2010.  We entered into new credit facilities in connection with CD&R’s acquisition of EMSC which resulted in new borrowings of $2,390.0 million during the six months ended June 30, 2011 compared to the same period in 2010. During the six months ended June 30, 2011 we also received $887.1 million in proceeds from CD&R’s equity investment in EMSC.  These sources of cash from financing activities were partially offset by $114.0 million in debt issuance costs and $26.2 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger.  At June 30, 2011, there were no amounts outstanding under our revolving credit facility.

Contractual Obligations

During the six months ended June 30, 2011, our contractual obligations have increased approximately $3,139 million. Approximately $3,064 of the increase is related to the principal and interest payments due under the terms of our new debt instruments entered into as part of the Merger and the remaining increase is due to new management agreement entered into as part of the Merger. There have been no other material changes in our contractual obligations from those reported at December 31, 2010 in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices.  While we have from time to time entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of June 30, 2011, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.12 to $3.29 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.0 million gallons and are spread over periods from July 2011 through June 2012.

As of June 30, 2011, we had $2,378.7 million of debt, excluding capital leases, of which $1,427.6 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.5%, above our LIBOR floor of 1.5%, will impact our interest costs by $7.1 million annually.

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

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 7, to the accompanying consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on February 18, 2011.

Eleven purported shareholder class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc. (the “Merger Agreement”), have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of our board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and have been consolidated. These actions generally allege that the directors of EMSC, Onex Corporation and/or Onex Corporation’s subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to EMSC and its public stockholders; agreeing to provisions in the Merger Agreement that would allegedly prevent the board from considering other offers; permitting the unitholders agreement (which secured the majority votes in favor of the merger contemplated by the Merger Agreement (the “Merger”)) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain other defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief. We believe that all of the allegations in these actions are without merit and intend to vigorously defend these matters.

In addition to the foregoing shareholder class actions, Merion Capital, L.P., a former stockholder of EMSC, has filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in EMSC prior to the Merger. Merion Capital was the holder of 599,000 shares of class A common stock in EMSC prior to the Merger.  We have not paid any merger consideration for these shares and have recorded a reserve in the amount of $38.3 million for such unpaid merger consideration pending conclusion of the appraisal action.

In July 2011, AMR received a request from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) asking AMR to preserve certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California.  The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, are investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside.  The California Attorney General’s Office is conducting a parallel state investigation for possible violations of the California False Claims Act.  We have complied with the USAO’s request to preserve documents.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010.

Our substantial indebtedness may adversely affect our financial health.

We have substantial indebtedness.  As of June 30, 2011, we had total indebtedness, including capital leases, of approximately $2.4 billion, including $950 million of senior unsecured notes, $1,436 million of borrowings under the Term Loan Facility and approximately $2 million of other long-term indebtedness.  In addition, as of June 30, 2011, after giving effect to approximately $47 million of letters of credit issued under the ABL Facility, we were able to borrow approximately $303 million under the ABL Facility.

The degree to which we are leveraged may have important consequences for us.  For example, it may:

•                  make it more difficult for us to make payments on our indebtedness;

•                  increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

•                  expose us to the risk of increased interest rates because any borrowings we make under the ABL Facility, and our borrowings under the Term Loan Facility under certain circumstances, will bear interest at variable rates;

•                  require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•                  place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•                  limit our ability to borrow additional funds that may be needed to operate and expand our business.

The indenture governing our senior unsecured notes, or the Indenture, the credit agreement governing the ABL Facility, or the ABL Credit Agreement, and credit agreement governing the Term Loan Facility, or the Term Loan Credit Agreement, contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Those covenants include restrictions on our ability to, among other things, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates.  Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our indebtedness levels, we, our subsidiaries and our affiliated professional corporations may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness.

We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future.  The terms of the Indenture do not fully prohibit us, our subsidiaries and our affiliated professional corporations from doing so.  If we or our subsidiaries are in compliance with certain incurrence ratios set forth in the ABL Credit Agreement, the Term Loan Credit Agreement and the Indenture, we and our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.  Our affiliated professional corporations will not be subject to the covenants governing our indebtedness.

We will require a significant amount of cash to service our indebtedness.  The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

EMSC is a holding company, and as such has no independent operations or material assets other than its ownership of equity interests in its subsidiaries, and its subsidiaries’ contractual arrangements with physicians and professional corporations, and it depends on its subsidiaries to distribute funds to it so that it may pay its obligations and expenses.  EMSC’s ability to make scheduled payments on, or to refinance its respective obligations under, its indebtedness, and to fund planned capital expenditures and other corporate expenses will depend on the ability of its subsidiaries to make distributions, dividends or advances to it, which in turn will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject.  Many of these factors are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs.  In order to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy.  If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity.  Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects.  In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The Indenture, the ABL Credit Agreement and the Term Loan Credit Agreement restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

Indenture.  The Indenture contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to:

•                  incur additional indebtedness or issue certain preferred shares;

•                  pay dividends, redeem stock or make other distributions;

•                  make investments;

•                  create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•                  create liens;

•                  transfer or sell assets;

•                  merge or consolidate;

•                  enter into certain transactions with our affiliates; and

•                  designate subsidiaries as unrestricted subsidiaries.

Senior Secured Credit Facilities.  The ABL Credit Agreement and the Term Loan Credit Agreement contains a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•                  incur additional indebtedness;

•                  declare dividends;

•                  repurchase, prepay or redeem junior indebtedness;

•                  redeem and repurchase capital stock;

•                  incur additional liens;

•                  sell assets;

•                  agree to payment restrictions affecting our restricted subsidiaries;

•                  make negative pledges;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•                  make investments;

•                  enter into transactions with affiliates; and

•                  designate any of our subsidiaries as unrestricted subsidiaries.

The ABL Credit Agreement also contains other covenants customary for asset-based facilities of this nature.  Our ability to borrow additional amounts under the senior secured credit facilities depends upon satisfaction of these covenants.  Events beyond our control can affect our ability to meet these covenants.

Our failure to comply with obligations under the Indenture, the ABL Credit Agreement and the Term Loan Credit Agreement may result in an event of default under that indenture or those credit agreements.  A default, if not cured or waived, may permit acceleration of our indebtedness.  We cannot be certain that we will have funds available to remedy these defaults.  If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We may not have access to the cash flow of our subsidiaries that may be needed to make payment on our indebtedness.

Our ability to make payments on our indebtedness is dependent on the earnings and the distribution of funds from our subsidiaries.  All of our business is conducted through our subsidiaries.  The ability of our subsidiaries to make distributions, dividends or advances to us will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject.  Under the terms of the indenture related to the senior notes, the ABL Credit Agreement and the Term Loan Credit Agreement, our subsidiaries will be permitted to incur additional indebtedness that may restrict or prohibit distributions, dividends or loans from those subsidiaries to us.  We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments on our indebtedness when due.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our indebtedness under the ABL Facility will bear interest at variable rates, and, to the extent LIBOR exceeds 1.5%, our indebtedness under the Term Loan Credit Agreement bears interest at variable rates.  As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows.  As of March 31, 2011, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.5%, each one percentage point change in interest rates would result in approximately a $17.9 million change in annual interest expense on the senior secured credit facilities.  The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We are indirectly owned and controlled by the CD&R Affiliates, and their interests as equity holders may conflict with other interests of EMSC.

We are indirectly owned and controlled by the CD&R Affiliates, who have the ability to control our policy and operations.  The CD&R Affiliates control our board of directors, and thus are able to appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers and sales of substantially all of our assets.  The directors controlled by the CD&R Affiliates are also able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt.  One or more of the CD&R Affiliates may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such a transaction might involve other risks to our business.  Furthermore, one or more of the CD&R Affiliates may in the future own businesses that directly or indirectly compete with us.  One or more of the CD&R Affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs

April 1, 2011 through April 30, 2011	—		—	—	N/A
May 1, 2011 through May 24, 2011	17,838	(1)	$63.68	—	N/A
May 25, 2011 through June 30, 2011	—		—	—	N/A

(1)          Represents shares of restricted stock held by employees under EMSC’s Amended and Restated Long-Term Incentive Plan and delivered to EMSC upon vesting to satisfy the recipients’ tax withholding obligation.

ITEM 5. OTHER INFORMATION

Director Elections

On August 10, 2011, the Board of Directors of EMSC appointed Carol Burt, Randel G. Owen, Dr. Leonard Riggs and Michael Smith to the Board of Directors of EMSC (the “New Directors”), thus increasing the number of members serving on the Board of Directors to eight.

Ms. Burt will serve on the Audit Committee. Mr. Owen, EMSC’s Chief Financial Officer, will serve on the Compliance Committee and the Finance Committee. Dr. Riggs will serve on the Compensation Committee and the Compliance Committee. Mr. Smith will serve on the Audit Committee and the Compliance Committee.

The existing directors of EMSC were also appointed to the committees of the Board of Directors on August 10, 2011. Ronald Williams will serve on the Executive Committee, the Compensation Committee and the Compliance Committee. Ken Giuriceo will serve on the Audit Committee and the Finance Committee. William Sanger will serve on the Executive Committee, the Compliance Committee and the Finance Committee. Rick Schnall will serve on the Executive Committee, the Compensation Committee and the Finance Committee.

No arrangements exist between EMSC and any of the New Directors pursuant to which they were selected as a director. There are no transactions in which any of the New Directors has an interest requiring disclosure under Item 404(a) of Regulation S-K.

EMSC’s non-employee directors will receive compensation for their services on the Board of Directors, the details of which are not determinable at the time of this disclosure. The amount of compensation is expected to be substantially similar to EMSC’s past practice, and, in addition, EMSC’s directors are expected to be eligible for participating in Holding’s equity investment plans. Mr. Owen will continue to be compensated in his capacity as Chief Financial Officer of EMSC, on the terms previously publicly disclosed, and his compensation has not been modified as a result of his election to the Board of Directors. EMSC will also enter into indemnification agreements with the New Directors, on the effective date of their election, the terms of which will be substantively identical to the indemnification agreements that EMSC has entered into with its other directors.

Rollover Agreements

In connection with the Merger, effective as of May 25, 2011, certain members of our management entered into agreements (the “Rollover Agreements”) with CDRT Holding Corporation (“Holding”), EMSC’s indirect parent company, pursuant to which they agreed to roll over existing options to purchase EMSC common stock into options to purchase common stock of Holding. Pursuant to the Rollover Agreements, our named executive officers, William A. Sanger, Randel G. Owen, Todd G. Zimmerman, Mark Bruning and Steve W. Ratton, each agreed to receive, in lieu of cash, a portion of the value of their EMSC options at the closing of the Merger in the form of 263,333, 110,974, 46,611, 44,375 and 13,145 fully vested rollover options of Holding, respectively (the “Rollover”). In connection with the Rollover, Holding matched and applied a multiplier to each officer’s Rollover investment, granting 562,499, 175,780, 87,891, 41,503 and 14,062 matching options of Holding to Messrs. Sanger, Owen, Zimmerman, Bruning and Ratton, respectively. Finally, each of Messrs. Owen, Zimmerman, Bruning and Ratton, received a grant of 4,688, 4,688, 4,688 and 2,344 position options of Holding, respectively, based solely on the officers’ level of seniority in the Company.

ITEM 6. EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 1, 2011).

3.2	Second Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on June 1, 2011).

4.1	Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 1, 2011).

4.2

First Supplemental Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 1, 2011).

4.3

Second Supplemental Indenture, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on June 1, 2011).

4.4

Exchange and Registration Rights Agreement, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on June 1, 2011).

4.5

Joinder Agreement to the Exchange and Registration Rights Agreement, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Guarantors named therein and Barclays Capital Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed on June 1, 2011).

10.1

Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 1, 2011).

10.2

Term Loan Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 1, 2011).

10.3

ABL Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 1, 2011).

10.4

ABL Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 1, 2011).

10.5

Intercreditor Agreement, dated May 25, 2011, by and between Deutsche Bank AG New York Branch, as ABL agent, and Deutsche Bank AG New York Branch, as Term Loan agent (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on June 1, 2011).

10.6

Consulting Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Clayton, Dubilier & Rice, LLC (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on June 1, 2011).

10.7

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R EMS Co-Investor, L.P., CD&R Advisor Fund VIII Co-Investor, L.P., CD&R Friends and Family Fund VIII, L.P. and Clayton, Dubilier & Rice, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on June 1, 2011).

10.8	Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical

Services Corporation and Richard J. Schnall (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on June 1, 2011).

10.9

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Ronald A. Williams (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on June 1, 2011).

10.10

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and William A. Sanger (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed on June 1, 2011).

10.11

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Kenneth A. Giuriceo (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K filed on June 1, 2011).

10.12	Letter agreement, dated May 25, 2011, between William A. Sanger and CDRT Holding Corporation.*

10.13	Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation.*

10.14	Letter agreement, dated May 25, 2011, between Mark E. Bruning and CDRT Holding Corporation.*

10.15	Employment Agreement, dated August 24, 2005, between Steve W. Ratton, Jr. and Emergency Medical Services Corporation.*

10.16	CDRT Holding Corporation Stock Incentive Plan.*

10.17	Form of Option Agreement (Rollover Options).*

10.18	Form of Option Agreement (Matching and Position Options).*

10.19	Form of Rollover Agreement.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

August 15, 2011	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed on June 1, 2011).

3.2	Second Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on June 1, 2011).

4.1	Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 1, 2011).

4.2

First Supplemental Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on June 1, 2011).

4.3

Second Supplemental Indenture, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed on June 1, 2011).

4.4

Exchange and Registration Rights Agreement, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Barclays Capital Inc., as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed on June 1, 2011).

4.5

Joinder Agreement to the Exchange and Registration Rights Agreement, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Guarantors named therein and Barclays Capital Inc., as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed on June 1, 2011).

10.1

Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 1, 2011).

10.2

Term Loan Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 1, 2011).

10.3

ABL Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 1, 2011).

10.4

ABL Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 1, 2011).

10.5

Intercreditor Agreement, dated May 25, 2011, by and between Deutsche Bank AG New York Branch, as ABL agent, and Deutsche Bank AG New York Branch, as Term Loan agent (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on June 1, 2011).

10.6

Consulting Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Clayton, Dubilier & Rice, LLC (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed on June 1, 2011).

10.7

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R EMS Co-Investor, L.P., CD&R Advisor Fund VIII Co-Investor, L.P., CD&R Friends and Family Fund VIII, L.P. and Clayton, Dubilier & Rice, LLC (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed on June 1, 2011).

10.8	Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical

Services Corporation and Richard J. Schnall (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed on June 1, 2011).

10.9

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Ronald A. Williams (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed on June 1, 2011).

10.10

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and William A. Sanger (incorporated by reference to Exhibit 10.10 of the Current Report on Form 8-K filed on June 1, 2011).

10.11

Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Kenneth A. Giuriceo (incorporated by reference to Exhibit 10.11 of the Current Report on Form 8-K filed on June 1, 2011).

10.12	Letter agreement, dated May 25, 2011, between William A. Sanger and CDRT Holding Corporation.*

10.13	Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation.*

10.14	Letter agreement, dated May 25, 2011, between Mark E. Bruning and CDRT Holding Corporation.*

10.15	Employment Agreement, dated August 24, 2005, between Steve W. Ratton, Jr. and Emergency Medical Services Corporation.*

10.16	CDRT Holding Corporation Stock Incentive Plan.*

10.17	Form of Option Agreement (Rollover Options).*

10.18	Form of Option Agreement (Matching and Position Options).*

10.19	Form of Rollover Agreement.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed with this Report