Form 10-Q
period 2011-09-30
Emergency Medical Services CORP
filed 2011-11-14
CIK 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:

001-32701

EMERGENCY MEDICAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3738384
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6200 S. Syracuse Way, Suite 200
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 303-495-1200

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

The registrant is a privately held corporation, and its common stock is not publicly traded.  Shares of common stock outstanding at November 10, 2011 — 1,000.  All of our outstanding stock was held at such date by CDRT Acquisition Corporation, our sole stockholder.

INDEX

Part 1. Financial Information		3
		3
Item 1.	Financial Statements (unaudited):

	Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2011 and for the period from May 25, 2011 through September 30, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the three and nine months ended September 30, 2010 for the Predecessor	3

	Consolidated Balance Sheets as of September 30, 2011 for the Successor and December 31, 2010 for the Predecessor	5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and for the period from May 25, 2011 through September 30, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the three and nine months ended September 30, 2010 for the Predecessor	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

Part II. Other Information		44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Issuer’s Purchase of Equity Securities

Item 5.	Other Information

Item 6.	Exhibits	45

Signatures		46

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited; in thousands)

	Successor	Predecessor
	Quarter ended September 30,	Quarter ended September 30,
	2011	2010
Net revenue	$788,087	$737,180
Compensation and benefits	542,655	523,263
Operating expenses	108,112	91,023
Insurance expense	30,442	25,793
Selling, general and administrative expenses	18,493	17,742
Depreciation and amortization expense	29,966	16,528
Restructuring charges	3,374	—
Income from operations	55,045	62,831
Interest income from restricted assets	957	717
Interest expense	(43,745)	(4,856)
Realized gain on investments	30	730
Interest and other (expense) income	(2,480)	277
Income before income taxes and equity in earnings of unconsolidated subsidiary	9,807	59,699
Income tax expense	(4,079)	(22,990)
Income before equity in earnings of unconsolidated subsidiary	5,728	36,709
Equity in earnings of unconsolidated subsidiary	82	53
Net income	5,810	36,762
Other comprehensive (loss) income, net of tax:
Unrealized holding gains during the period	549	364
Unrealized (losses) gains on derivative financial instruments	(1,075)	330
Comprehensive income	$5,284	$37,456

The accompanying notes are an integral part of these financial statements.

	Successor	Predecessor
	Period from May 25 through September 30,	Period from January 1 through May 24,	Nine months ended September 30,
	2011	2011	2010
Net revenue	$1,107,630	$1,221,790	$2,125,338
Compensation and benefits	764,459	874,633	1,500,023
Operating expenses	149,968	156,740	268,138
Insurance expense	40,531	47,229	73,805
Selling, general and administrative expenses	25,354	29,241	52,898
Depreciation and amortization expense	41,027	28,467	48,400
Restructuring charges	3,374	—	—
Income from operations	82,917	85,480	182,074
Interest income from restricted assets	1,119	1,124	2,431
Interest expense	(61,695)	(7,886)	(18,182)
Realized gain (loss) on investments	37	(9)	879
Interest and other (expense) income	(2,620)	(28,873)	748
Loss on early debt extinguishment	—	(10,069)	(19,091)
Income before income taxes and equity in earnings of unconsolidated subsidiary	19,758	39,767	148,859
Income tax expense	(8,237)	(19,242)	(57,355)
Income before equity in earnings of unconsolidated subsidiary	11,521	20,525	91,504
Equity in earnings of unconsolidated subsidiary	115	143	252
Net income	11,636	20,668	91,756
Other comprehensive income (loss), net of tax:
Unrealized holding gains during the period	409	1,501	1,907
Unrealized (losses) gains on derivative financial instruments	(1,328)	25	245
Comprehensive income	$10,717	$22,194	$93,908

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	Successor	Predecessor
	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,728	$287,361
Insurance collateral	31,847	33,476
Trade and other accounts receivable, net	519,118	489,658
Parts and supplies inventory	23,647	23,031
Prepaids and other current assets	33,970	18,617
Total current assets	742,310	852,143
Non-current assets:
Property, plant and equipment, net	163,917	133,731
Intangible assets, net	577,111	180,374
Insurance collateral	127,323	136,063
Goodwill	2,294,279	427,405
Other long-term assets	108,496	18,836
Total assets	$4,013,436	$1,748,552
Liabilities and Equity
Current liabilities:
Accounts payable	$37,968	$39,581
Accrued liabilities	347,072	259,638
Current deferred tax liabilities	5,998	5,114
Current portion of long-term debt	14,684	16,333
Total current liabilities	405,722	320,666
Long-term debt	2,360,997	404,943
Long-term deferred tax liabilities	145,974	5,971
Insurance reserves and other long-term liabilities	201,248	169,767
Total liabilities	3,113,941	901,347
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized in 2010, 0 issued and outstanding)	—	—
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding in 2011)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized and 30,404,572 issued and outstanding in 2010)	—	304
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 65,052 issued and outstanding in 2010)	—	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2010)	—	—
LP exchangeable units (13,724,676 shares issued and outstanding in 2010)	—	90,776
Treasury stock at cost (30,778 shares in 2010)	—	(1,684)
Additional paid-in capital	888,778	305,258
Retained earnings	11,636	450,766
Accumulated other comprehensive (loss) income	(919)	1,784
Total equity	899,495	847,205
Total liabilities and equity	$4,013,436	$1,748,552

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Successor	Predecessor
	Quarter ended September 30,	Quarter ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$5,810	$36,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,002	17,165
Loss on disposal of property, plant and equipment	34	6
Equity-based compensation expense	910	2,042
Excess tax benefits from stock-based compensation	—	(479)
Equity in earnings of unconsolidated subsidiary	(82)	(53)
Deferred income taxes	60	(1,102)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(5,228)	(10,882)
Parts and supplies inventory	(88)	(231)
Prepaids and other current assets	(8,352)	14,487
Accounts payable and accrued liabilities	24,602	799
Insurance accruals	1,851	(3,891)
Net cash provided by operating activities	53,519	54,623
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(15,818)	(16,199)
Proceeds from sale of property, plant and equipment	111	12
Acquisition of businesses, net of cash received	(75,582)	(183)
Net change in insurance collateral	1,778	(4,140)
Other investing activities	1,846	83
Net cash used in investing activities	(87,665)	(20,427)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	221
Repayments of capital lease obligations and other debt	(4,152)	(3,275)
Equity issuance costs	(5,682)	—
Debt issue costs	(2,833)	(219)
Excess tax benefits from stock-based compensation	—	479
Class A common stock repurchased as treasury stock	—	(1,289)
Net change in bank overdrafts	(6,270)	2,570
Net cash used in financing activities	(18,937)	(1,513)
Change in cash and cash equivalents	(53,083)	32,683
Cash and cash equivalents, beginning of period	186,811	313,033
Cash and cash equivalents, end of period	$133,728	$345,716

The accompanying notes are an integral part of these financial statements.

	Successor	Predecessor
	Period from May 25 through September 30,	Period from January 1 through May 24,	Nine months ended September 30,
	2011	2011	2010
Cash Flows from Operating Activities
Net income	$11,636	$20,668	$91,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,964	29,800	50,173
Loss on disposal of property, plant and equipment	46	39	95
Equity-based compensation expense	1,340	15,112	4,587
Excess tax benefits from stock-based compensation	—	(12,427)	(13,977)
Loss on early debt extinguishment	—	10,069	19,091
Equity in earnings of unconsolidated subsidiary	(115)	(143)	(252)
Dividends received	—	427	403
Deferred income taxes	108	345	(262)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	1,874	(10,149)	(30,441)
Parts and supplies inventory	(70)	(116)	(318)
Prepaids and other current assets	(5,841)	(8,569)	2,271
Accounts payable and accrued liabilities	26,310	25,337	13,898
Insurance accruals	8,988	(2,418)	2,341
Net cash provided by operating activities	91,240	67,975	139,365
Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—
Purchases of property, plant and equipment	(18,710)	(18,496)	(31,367)
Proceeds from sale of property, plant and equipment	166	55	120
Acquisition of businesses, net of cash received	(80,250)	(94,870)	(51,158)
Net change in insurance collateral	6,320	23,036	(9,401)
Other investing activities	1,584	816	11,021
Net cash used in investing activities	(2,935,111)	(89,459)	(80,785)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	559	6,414
Borrowings under senior secured credit facility	1,440,000	—	425,000
Proceeds from issuance of senior subordinated notes	950,000	—	—
Proceeds from CD&R equity investment	887,051	—	—
Repayments of capital lease obligations and other debt	(423,027)	(4,116)	(455,902)
Equity issuance costs	(31,878)	—	—
Debt issue costs	(116,854)	—	(11,968)
Payment for debt extinguishment premiums	—	—	(14,513)
Excess tax benefits from stock-based compensation	—	12,427	13,977
Class A common stock repurchased as treasury stock	—	(2,440)	(1,289)
Net change in bank overdrafts	(14,241)	14,241	(7,471)
Net cash provided by (used in) financing activities	2,691,051	20,671	(45,752)
Change in cash and cash equivalents	(152,820)	(813)	12,828
Cash and cash equivalents, beginning of period	286,548	287,361	332,888
Cash and cash equivalents, end of period	$133,728	$286,548	$345,716

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

On May 25, 2011, EMSC was acquired through a merger transaction (“Merger”) by investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, Clayton, Dubilier & Rice LLC (“CD&R”).  As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation and the Company’s stock ceased to be traded on the New York Stock Exchange.  In addition, Emergency Medical Services LP, a wholly-owned subsidiary of the Company, ceased to be a reporting entity with the Securities and Exchange Commission.  Details of the Merger are more fully discussed in Note 2.  The transaction was accounted for as a reverse acquisition by CDRT Acquisition Corporation.  Although EMSC continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated results of operations and cash flows are presented for two periods: the period prior to the merger (“Predecessor”) and succeeding the Merger (“Successor”).  The Company applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011.  The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

•      The three month period ended September 30, 2011 is presented on a Successor basis, reflecting the Merger of the Company and the affiliate of CD&R.

•      The nine month period ended September 30, 2011 includes the Predecessor period of the Company from January 1, 2011 through May 24, 2011 and the Successor period, reflecting the Merger of the Company and the affiliate of CD&R, from May 25, 2011 through September 30, 2011.

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

2.     Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include all wholly-owned subsidiaries of EMSC, including EmCare and AMR and their respective subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions.

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.  Insurance collateral also includes a receivable from insurers of $10.8 million as of September 30, 2011 for liabilities in excess of our self-insured retention.  There was no such reinsurance receivable outstanding as of December 31, 2010.

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

The Company’s most recent actuarial valuation was completed in September 2011. As a result of this and previous actuarial valuations, the Company recorded increases in its provisions for insurance liabilities for prior year losses of $5.1 million, $5.1 million and $8.2 million during the Successor three months ended September 30, 2011, the Successor period from May 25, 2011 through September 30, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively.  During the Predecessor three months ended September 30, 2010, the Company recorded an increase of $0.1 million in its provision for insurance liabilities for prior year losses and a total increase of $0.2 million during the Predecessor nine months ended September 30, 2010.

The long-term portion of insurance reserves was $180.1 million and $158.3 million as of September 30, 2011 and December 31, 2010, respectively.

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

	Successor September 30, 2011	Predecessor December 31, 2010
Gross trade accounts receivable	$2,289,667	$2,119,854
Allowance for contractual discounts	1,161,212	1,092,188
Allowance for uncompensated care	716,276	629,419
Net trade accounts receivable	412,179	398,247
Other receivables, net	106,939	91,411
Net accounts receivable	$519,118	$489,658

Other receivables primarily represent EmCare hospital subsidies and fees, and AMR fees for stand-by and special events and subsidies from community organizations.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts are related principally to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care are related principally to the number of self-pay patients treated in the period. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows.  Predecessor and Successor periods are not disclosed because they are not materially different than the three and nine month periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	53.0%	52.3%	53.4%	52.5%
Revenue net of contractual discounts	47.0%	47.7%	46.6%	47.5%
Provision for uncompensated care as a percentage of gross revenue	19.5%	19.0%	19.0%	18.7%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	41.4%	39.9%	40.8%	39.3%

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

The Merger was financed by a combination of borrowings under the Company’s new senior secured term loan facility, the issuance of new senior unsecured notes, and the equity investment by the CD&R Affiliates and members of EMSC management. The purchase price was approximately $3.2 billion including approximately $149 million in capitalized issuance costs, of which $108 million are debt issuance costs. The Merger was funded primarily through a $915 million equity contributions from the CD&R Affiliates and members of EMSC management and $2.4 billion in debt financing discussed more fully in Note 5.

Preliminary Purchase Price Allocation

The total purchase price was allocated to the Company’s net tangible and identifiable intangible assets, including customer relationships, software and trade names, based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Initial adjustments to allocate the purchase price to fixed assets and identifiable intangible assets were recorded in the third quarter of 2011 based on a draft valuation report from a third party valuation firm.  The Company expects to finalize its purchase accounting by the end of the first quarter of 2012 with purchase accounting adjustments related primarily to certain tangible assets and deferred tax liabilities.

Property, plant and equipment	$159,400
Identifiable intangible assets	589,000
Goodwill	2,233,700
Deferred taxes	(151,600)
Other net assets acquired	341,200
Total purchase price	$3,171,700

The estimated weighted average useful life associated with definite lived identifiable intangible assets is 8.7 years. Deferred tax liabilities of $140.2 million were recorded related to the allocation of purchase price to increase the existing value of intangible assets. Goodwill of $2,233.7 million resulted from the Merger, the majority of which is not deductible for tax purposes. The preliminary allocation of goodwill by segment is as follows (in millions):

EmCare	$1,810
AMR	424
$2,234

Goodwill will be reviewed at least annually for impairment.

Merger and Other Related Costs

During the period from January 1, 2011 through May 24, 2011, the Company recorded $29.8 million of pretax Merger related costs consisting primarily of investment banking, accounting and legal fees. The Company recorded $2.5 million of additional merger related costs in the Successor three months ended September 30, 2011.  The Company also recognized a pretax charge of $12.4 million in the Predecessor period related to accelerated vesting of all outstanding unvested stock options, restricted stock awards and restricted stock units including associated payroll taxes and $10.1 million related to loss on early debt extinguishment.

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

Unaudited Pro Forma Combined Consolidated Statements of Operation

	Quarter ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue	$788,087	$737,180	$2,329,420	$2,125,338
Compensation and benefits	542,655	523,263	1,626,661	1,500,023
Operating expenses	108,112	91,023	306,708	268,138
Insurance expense	30,442	25,793	87,760	73,805
Selling, general and administrative expenses	18,431	18,557	55,619	55,342
Depreciation and amortization expense	28,482	28,940	85,306	85,903
Restructuring charges	3,374	—	3,374	—
Income from operations	56,591	49,604	163,992	142,127
Interest income from restricted assets	957	717	2,243	2,431
Interest expense	(43,745)	(43,727)	(128,467)	(128,371)
Realized gains on investments	30	730	28	879
Interest and other income	38	277	857	748
Income before income taxes and equity in earnings of unconsolidated subsidiary	13,871	7,601	38,653	17,814
Income tax expense	(5,769)	(2,927)	(15,268)	(7,037)
Income before equity in earnings of unconsolidated subsidiary	8,102	4,674	23,385	10,777
Equity in earnings of unconsolidated subsidiary	82	53	258	252
Net income	$8,184	$4,727	$23,643	$11,029

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

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of September 30, 2011:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$112,773	$100,680	$12,093	$—
Derivatives	$184	$—	$184	$—
Liabilities:
Contingent consideration	$8,070	$—	$—	$8,070

The contingent consideration balance classified as a level 3 liability decreased by $12.3 million since December 31, 2010 due to payments made by the Company during the nine months ended September 30, 2011.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) provided guidance to simplify how entities test goodwill for impairment using a qualitative approach to determine whether or not the traditional two-step impairment test is needed.  This update will be effective for the Company’s annual impairment test expected to be completed during the third quarter of 2012.  Management does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements and related disclosures.

3.              Acquisitions

On August 1, 2011, the Company acquired all the capital stock of Medics Ambulance Service and substantially all of its subsidiaries and corporate affiliates (collectively, “Medics Ambulance”) through its indirect, wholly-owned subsidiaries.  Medics Ambulance provides ground medical transportation services in south Florida.  On September 8, 2011, the Company acquired Acute Management, LLC which provides medical practice support and staffing to contracted hospitals in Texas.  The total cost of these acquisitions was $75.0 million, consisting of $71.0 million paid in cash and the remaining consideration paid in equity.  The Company has recorded $60.8 million of goodwill and $9.6 million of other gross intangible assets as of September 30, 2011, which amounts are subject to adjustment based upon completion of purchase price allocations.

4.              Accrued Liabilities

Accrued liabilities were as follows at September 30, 2011 and December 31, 2010:

	Successor	Predecessor
	September 30,	December 31,
	2011	2010
Accrued wages and benefits	$110,721	$103,238
Accrued paid time-off	27,618	24,420
Current portion of self-insurance reserves	56,858	50,064
Accrued restructuring	2,658	160
Current portion of compliance and legal	3,310	5,929
Accrued billing and collection fees	4,430	3,500
Accrued incentive compensation	18,340	21,446
Accrued interest	27,802	979
Accrued income taxes	2,348	—
Transaction related liabilities	41,641	—
Other	51,346	49,902
Total accrued liabilities	$347,072	$259,638

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

As of September 30, 2011, letters of credit outstanding which impact the available credit under the ABL Facility were $20.6 million and the maximum available under the ABL Facility was $329.4 million. There were no borrowings under the ABL Facility as of September 30, 2011.

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

Long-term debt and capital leases consisted of the following at September 30, 2011 and December 31, 2010:

	Successor	Predecessor
	September 30, 2011	December 31, 2010
Senior subordinated unsecured notes due 2019	$950,000	$—
Senior secured term loan due 2018 (5.25% at September 30, 2011)	1,424,348	—
Senior secured term loan due 2015	—	419,688
Notes due at various dates from 2011 to 2022 with interest rates from 6% to 10%	700	832
Capital lease obligations due at various dates from 2011 to 2018	633	756
	2,375,681	421,276
Less current portion	(14,684)	(16,333)
Total long-term debt	$2,360,997	$404,943

6.              Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in fuel prices and interest rates and, from time to time, uses highly effective derivative instruments to manage well-defined risk exposures.  The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.  The Company does not use derivative instruments for speculative purposes.

At September 30, 2011, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.17 to $4.06 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.9 million gallons, which represents approximately 16% of the Company’s total estimated annual usage, and are spread over periods from October 2011 through December 2013.  As of September 30, 2011, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.2 million, compared to $1.7 million as of December 31, 2010.  Settlement of hedge agreements resulted in net payments to the counterparty of $0.6 million for the three months ended September 30, 2011, $0.9 million for the Successor period from May 25, 2011 through September 30, 2011, $1.0 million for the Predecessor period from January 1, 2011 through May 24, 2011 and net receipts from the counterparty of $0.1 million during each of the three and nine months ended September 30, 2010.

7.              Restructuring Charges

As part of a plan to re-align the operations and billing functions of AMR and EmCare, and to reduce overhead costs at EMSC, the Company recorded a restructuring charge of $3.4 million during the three months ended September 30, 2011.  Payments under this plan are expected to be complete by 2014.  The activity in the accrued restructuring balance related to the 2011 plan is as follows:

	2011 Plan
	AMR		EmCare	EMSC
	Lease	Severance	Severance	Severance	Total
Incurred	$1,520	$1,082	$108	$664	$3,374
Paid	(53)	(537)	(74)	(196)	(860)
September 30, 2011	$1,467	$545	$34	$468	$2,514

8.              Commitments and Contingencies

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

Other Legal Matters

In December 2006, AMR received a subpoena from the Department of Justice (“DOJ”).  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response.  On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a corporate integrity agreement (“CIA”) with the OIG in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five-year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and have not admitted any wrongdoing.

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

Eleven purported shareholder class actions relating to the transactions contemplated by the Merger Agreement described in Note 2 herein have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of the Company, the members of the Company’s board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and have been consolidated. These actions generally allege that the directors of the Company, Onex Corporation and/or Onex Corporation’s subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to the Company and its public stockholders; agreeing to provisions in the Merger Agreement that would allegedly prevent the board from considering other offers; permitting the unitholders agreement (which secured the majority votes in favor of the Merger) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain other defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief. The Company has reached an agreement in principle to resolve these suits, and believes that resolution will be approved by the Courts in early 2012.

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

In July 2011, AMR received a request from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) asking AMR to preserve certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California.  The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, are investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside.  The California Attorney General’s Office is conducting a parallel state investigation for possible violations of the California False Claims Act.  The Company has complied with the USAO’s request to preserve documents.  In October 2011, the USAO served AMR with a subpoena compelling production of certain documents, and AMR is in the process of complying with the USAO’s subpoena.

The Company is involved in other litigation arising in the ordinary course of business.  Management believes the outcome of these legal proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity.

9.              Equity Based Compensation

Successor Equity Plans

Management of EMSC was allowed to rollover stock options of the Predecessor into fully vested options of the Successor.  In addition, EMSC established a stock compensation plan after the Merger whereby certain members of management were awarded stock options in the Successor Company.  The stock options are valued using the Black-Scholes valuation model on the date of grant.  These options have a $64.00 strike price and vest ratably through December 2015.  A compensation charge of $0.9 million and $1.3 million was recorded for the three months ended September 30, 2011 and the Successor period from May 25, 2011 through September 30, 2011, respectively.

In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of Restricted Stock Units (“RSUs”).  As of September 30, 2011, the Company granted 562 RSUs based on a market price of $64.00 per share.

Predecessor Equity Plans

For a detailed description of the Company’s pre-merger stock compensation plans, refer to Note 11 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Total stock-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $15.1 million for the Predecessor period from January 1, 2011 through May 24, 2011 and $2.0 million and $4.6 million for the three and nine months ended September 30, 2010, respectively. Included in the Predecessor period from January 1, 2011 through May 24, 2011 is $11.7 million of stock-based compensation expense and $0.7 million of payroll tax expense due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the Merger.

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

10.       Related Party Transactions

Upon completion of the Merger, the Company and CDRT Holding Corporation (“Holding”), the Company’s indirect parent company, entered into a consulting agreement with CD&R, dated May 25, 2011 (the “Consulting Agreement”), pursuant to which CD&R will provide Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services.  Pursuant to the consulting agreement, Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $5 million, plus expenses.  CD&R may also charge a transaction fee for certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses.  The Company expensed $1.3 million and $1.8 million in respect of this fee during the three months ended September 30, 2011 and the Successor period from May 25, 2011 through September 30, 2011, respectively.

Pursuant to the Consulting Agreement, CD&R received a transaction fee of $40.0 million and $2.6 million for out-of-pocket and consulting expenses to third-parties CD&R paid prior to the closing of the Merger.  This amount was capitalized as part of the Merger and has been allocated between deferred financing costs, which is included in other long-term assets, and equity on the accompanying balance sheet as of September 30, 2011.

The Company was party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s prior principal equityholder, until May 25, 2011. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provided the Company with corporate finance and strategic planning consulting services. For the Predecessor period from January 1, 2011 through May 24, 2011, the Company expensed $0.4 million in respect of this fee.

11.       Segment Information

The Company is organized around two separately managed business units: facility-based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology and anesthesiology services. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance.  The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized (loss) gain on investments, interest expense, stock-based compensation, related party management fees, restructuring charges, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The Company modified the definition of Adjusted EBITDA following the Merger.  The accounting policies for reported segments are the same as for the Company as a whole.

The following tables present the Company’s operating segment results for the Successor three months ended September 30, 2011, the Successor period from May 25, 2011 through September 30, 2011, the Predecessor period from January 1, 2011 through May 24, 2011, and the Predecessor periods for the three and nine months ended September 30, 2010:

	Successor	Predecessor
	Quarter ended September 30,	Quarter ended September 30,
	2011	2010
Facility-Based Physician Services
Net revenue	$424,420	$384,954
Segment Adjusted EBITDA	59,248	49,635
Medical Transportation Services
Net revenue	363,667	352,226
Segment Adjusted EBITDA	32,254	32,733
Total
Total net revenue	788,087	737,180
Total Adjusted EBITDA	91,502	82,368
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$91,502	$82,368
Depreciation and amortization expense	(29,966)	(16,528)
Restructuring charges	(3,374)	—
Equity-based compensation expense	(910)	(2,042)
Related party management fees	(1,250)	(250)
Interest expense	(43,745)	(4,856)
Realized gain on investments	30	730
Interest and other (expense) income	(2,480)	277
Income tax expense	(4,079)	(22,990)
Equity in earnings of unconsolidated subsidiary	82	53
Net income	$5,810	$36,762

	Successor	Predecessor
	Period from May 25 through September 30,	Period from January 1 through May 24,	Nine months ended September 30,
	2011	2011	2010
Facility-Based Physician Services
Net revenue	$596,134	$642,059	$1,091,991
Segment Adjusted EBITDA	83,517	77,686	139,642
Medical Transportation Services
Net revenue	511,496	579,731	1,033,347
Segment Adjusted EBITDA	48,024	52,896	98,600
Total
Total net revenue	1,107,630	1,221,790	2,125,338
Total Adjusted EBITDA	131,541	130,582	238,242
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$131,541	$130,582	$238,242
Depreciation and amortization expense	(41,027)	(28,467)	(48,400)
Restructuring charges	(3,374)	—	—
Equity-based compensation expense	(1,340)	(15,112)	(4,587)
Related party management fees	(1,764)	(399)	(750)
Interest expense	(61,695)	(7,886)	(18,182)
Realized gain (loss) on investments	37	(9)	879
Interest and other (expense) income	(2,620)	(28,873)	748
Loss on early debt extinguishment	—	(10,069)	(19,091)
Income tax expense	(8,237)	(19,242)	(57,355)
Equity in earnings of unconsolidated subsidiary	115	143	252
Net income	$11,636	$20,668	$91,756

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Successor	Predecessor
	Quarter ended September 30,	Quarter ended September 30,
	2011	2010
Adjusted EBITDA	$91,502	$82,368
Related party management fees	(1,250)	(250)
Interest expense (less deferred loan fee amortization)	(43,724)	(4,195)
Change in accounts receivable	(5,228)	(10,882)
Change in other operating assets/liabilities	18,013	11,164
Excess tax benefits from stock-based compensation	—	(479)
Interest and other income (expense)	(2,480)	277
Income tax expense, net of change in deferred taxes	(4,019)	(24,092)
Other	705	712
Cash flows provided by operating activities	$53,519	$54,623

	Successor	Predecessor
	Period from May 25 through September 30,	Period from January 1 through May 24,	Nine months ended September 30,
	2011	2011	2010
Adjusted EBITDA	$131,541	$130,582	$238,242
Related party management fees	(1,764)	(399)	(750)
Interest expense (less deferred loan fee amortization)	(59,770)	(6,556)	(16,385)
Change in accounts receivable	1,874	(10,149)	(30,441)
Change in other operating assets/liabilities	29,387	14,234	18,192
Excess tax benefits from stock-based compensation	—	(12,427)	(13,977)
Interest and other income (expense)	(2,620)	(28,873)	748
Income tax expense, net of change in deferred taxes	(8,129)	(18,897)	(57,617)
Other	721	460	1,353
Cash flows provided by operating activities	$91,240	$67,975	$139,365

12.                 Guarantors of Debt

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

Consolidating Statements of Operations

	Successor
	For the quarter ended September 30, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$787,580	$37,160	$(36,653)	$788,087
Compensation and benefits	—	542,474	181	—	542,655
Operating expenses	—	108,100	12	—	108,112
Insurance expense	—	29,868	37,227	(36,653)	30,442
Selling, general and administrative expenses	—	18,184	309	—	18,493
Depreciation and amortization expense	—	29,966	—	—	29,966
Restructuring charges	—	3,374	—		3,374
Income (loss) from operations	—	55,614	(569)	—	55,045
Interest income from restricted assets	—	431	526	—	957
Interest expense	—	(43,745)	—	—	(43,745)
Realized gain on investments	—	—	30	—	30
Interest and other income (expense)	—	(2,349)	(131)	—	(2,480)
Income (loss) before income taxes	—	9,951	(144)	—	9,807
Income tax expense	—	(4,075)	(4)	—	(4,079)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	5,876	(148)	—	5,728
Equity in earnings of unconsolidated subsidiaries	5,810	—	82	(5,810)	82
Net income (loss)	$5,810	$5,876	$(66)	$(5,810)	$5,810

	Predecessor
	For the quarter ended September 30, 2010
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$736,726	$19,618	$(19,164)	$737,180
Compensation and benefits	—	522,958	305	—	523,263
Operating expenses	—	90,370	653	—	91,023
Insurance expense	—	24,575	20,382	(19,164)	25,793
Selling, general and administrative expenses	—	17,710	32	—	17,742
Depreciation and amortization expense	—	16,528	—	—	16,528
Income (loss) from operations	—	64,585	(1,754)	—	62,831
Interest income from restricted assets	—	240	477	—	717
Interest expense	—	(4,856)	—	—	(4,856)
Realized gain on investments	—	—	730	—	730
Interest and other income (expense)	—	293	(16)	—	277
Income (loss) before income taxes	—	60,262	(563)	—	59,699
Income tax expense	—	(22,985)	(5)	—	(22,990)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	37,277	(568)	—	36,709
Equity in earnings of unconsolidated subsidiaries	36,762	—	53	(36,762)	53
Net income (loss)	$36,762	$37,277	$(515)	$(36,762)	$36,762

	Successor
	For the period from May 25 through September 30, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$1,106,899	$38,722	$(37,991)	$1,107,630
Compensation and benefits	—	764,173	286	—	764,459
Operating expenses	—	149,956	12	—	149,968
Insurance expense	—	39,879	38,643	(37,991)	40,531
Selling, general and administrative expenses	—	25,004	350	—	25,354
Depreciation and amortization expense	—	41,027	—	—	41,027
Restructuring charges	—	3,374	—	—	3,374
Income (loss) from operations	—	83,486	(569)	—	82,917
Interest income from restricted assets	—	529	590	—	1,119
Interest expense	—	(61,695)	—	—	(61,695)
Realized gain on investments	—	—	37	—	37
Interest and other income (expense)	—	(2,459)	(161)	—	(2,620)
Income (loss) before income taxes	—	19,861	(103)	—	19,758
Income tax expense	—	(8,231)	(6)	—	(8,237)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	11,630	(109)	—	11,521
Equity in earnings of unconsolidated subsidiaries	11,636	—	115	(11,636)	115
Net income	$11,636	$11,630	$6	$(11,636)	$11,636

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$1,221,024	$20,709	$(19,943)	$1,221,790
Compensation and benefits	—	874,135	498	—	874,633
Operating expenses	—	156,734	6	—	156,740
Insurance expense	—	48,471	18,701	(19,943)	47,229
Selling, general and administrative expenses	—	28,801	440	—	29,241
Depreciation and amortization expense	—	28,467	—	—	28,467
Income from operations	—	84,416	1,064	—	85,480
Interest income from restricted assets	—	364	760	—	1,124
Interest expense	—	(7,886)	—	—	(7,886)
Realized loss on investments	—	—	(9)	—	(9)
Interest and other income (expense)	—	(28,782)	(91)	—	(28,873)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)
Income before income taxes	—	38,043	1,724	—	39,767
Income tax expense	—	(19,233)	(9)	—	(19,242)
Income before equity in earnings of unconsolidated subsidiaries	—	18,810	1,715	—	20,525
Equity in earnings of unconsolidated subsidiaries	20,668	—	143	(20,668)	143
Net income	$20,668	$18,810	$1,858	$(20,668)	$20,668

	Predecessor
	For the nine months ended September 30, 2010
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$2,123,822	$46,781	$(45,265)	$2,125,338
Compensation and benefits	—	1,499,202	821	—	1,500,023
Operating expenses	—	267,249	889	—	268,138
Insurance expense	—	71,391	47,679	(45,265)	73,805
Selling, general and administrative expenses	—	52,671	227	—	52,898
Depreciation and amortization expense	—	48,399	1	—	48,400
Income (loss) from operations	—	184,910	(2,836)	—	182,074
Interest income from restricted assets	—	928	1,503	—	2,431
Interest expense	—	(18,182)	—	—	(18,182)
Realized gain on investments	—	—	879	—	879
Interest and other income (expense)	—	772	(24)	—	748
Loss on early extinguishment of debt	—	(19,091)	—	—	(19,091)
Income (loss) before income taxes	—	149,337	(478)	—	148,859
Income tax expense	—	(57,335)	(20)	—	(57,355)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	92,002	(498)	—	91,504
Equity in earnings of unconsolidated subsidiaries	91,756	—	252	(91,756)	252
Net income (loss)	$91,756	$92,002	$(246)	$(91,756)	$91,756

Consolidating Balance Sheet

As of September 30, 2011

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$108,030	$25,698	$—	$133,728
Insurance collateral	—	22,460	85,438	(76,051)	31,847
Trade and other accounts receivable, net	—	517,531	1,587	—	519,118
Parts and supplies inventory	—	23,647	—	—	23,647
Prepaids and other current assets	—	36,426	405	(2,861)	33,970
Current deferred tax assets	—	(3,613)	3,613	—	—
Current assets	—	704,481	116,741	(78,912)	742,310
Non-current assets:
Property, plant, and equipment, net	—	163,917	—	—	163,917
Intercompany receivable	2,944,009	—	—	(2,944,009)	—
Intangible assets, net	—	577,111	—	—	577,111
Non-current deferred tax assets	—	4,111	(6,106)	1,995	—
Insurance collateral	—	17,171	110,152	—	127,323
Goodwill	—	2,293,463	816	—	2,294,279
Other long-term assets	102,652	4,183	1,661	—	108,496
Investment and advances in subsidiaries	304,777	7,155	—	(311,932)	—
Assets	$3,351,438	$3,771,592	$223,264	$(3,332,858)	$4,013,436
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$37,666	$302	$—	$37,968
Accrued liabilities	69,143	258,439	19,490	—	347,072
Current deferred tax liability	—	5,998	—	—	5,998
Current portion of long-term debt	14,400	284	—	—	14,684
Current liabilities	83,543	302,387	19,792	—	405,722
Long-term debt	2,368,400	(7,403)	—	—	2,360,997
Long-term deferred tax liability	—	145,974	—	—	145,974
Insurance reserves and other long-term liabilities	—	134,274	143,891	(76,917)	201,248
Intercompany payable	—	2,891,583	52,426	(2,944,009)	—
Liabilities	2,451,943	3,466,815	216,109	(3,020,926)	3,113,941
Equity:
Class A common stock	—	—	30	(30)	—
Additional paid-in capital	888,778	296,332	4,316	(300,648)	888,778
Retained earnings	11,636	9,364	2,272	(11,636)	11,636
Comprehensive income	(919)	(919)	537	382	(919)
Equity	899,495	304,777	7,155	(311,932)	899,495
Liabilities and Equity	$3,351,438	$3,771,592	$223,264	$(3,332,858)	$4,013,436

Consolidating Balance Sheet

As of December 31, 2010

	Predecessor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$260,834	$26,527	$—	$287,361
Insurance collateral	—	6,409	30,046	(2,979)	33,476
Trade and other accounts receivable, net	—	488,354	1,304	—	489,658
Parts and supplies inventory	—	23,005	26	—	23,031
Prepaids and other current assets	—	22,623	193	(4,199)	18,617
Current deferred tax assets	—	(3,834)	3,834	—	—
Current assets	—	797,391	61,930	(7,178)	852,143
Non-current assets:
Property, plant, and equipment, net	—	133,731	—	—	133,731
Intercompany receivable	409,362	—	—	(409,362)	—
Intangible assets, net	—	180,374	—	—	180,374
Non-current deferred tax assets	—	4,126	(6,120)	1,994	—
Insurance collateral	—	31,664	109,669	(5,270)	136,063
Goodwill	—	426,947	458	—	427,405
Other long-term assets	11,333	5,657	1,846	—	18,836
Investment and advances in subsidiaries	847,191	37,427	—	(884,619)	—
Assets	$1,267,886	$1,617,317	$167,783	$(1,304,435)	$1,748,552
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,279	$302	$—	$39,581
Accrued liabilities	979	231,148	27,511	—	259,638
Current deferred tax liabilities	—	5,114	—	—	5,114
Current portion of long-term debt	15,938	395	—	—	16,333
Current liabilities	16,917	275,936	27,813	—	320,666
Long-term debt	403,750	1,193	—	—	404,943
Long-term deferred tax liabilities	—	5,971	—	—	5,971
Insurance reserves and other long-term liabilities	—	89,582	90,625	(10,440)	169,767
Intercompany payable	—	397,444	11,918	(409,362)	—
Liabilities	420,667	770,126	130,356	(419,802)	901,347
Equity:
Class A common stock	304	—	30	(30)	304
Class B common stock	1	—	—	—	1
Partnership equity	90,776	393,139	—	(393,140)	90,776
Treasury stock at cost	(1,684)	—	—	—	(1,684)
Additional paid-in capital	305,258	—	4,316	(4,316)	305,258
Retained earnings	450,780	452,268	30,968	(483,250)	450,766
Comprehensive income	1,784	1,784	2,113	(3,897)	1,784
Equity	847,219	847,191	37,427	(884,633)	847,205
Liabilities and Equity	$1,267,886	$1,617,317	$167,783	$(1,304,435)	$1,748,552

Condensed Consolidating Statements of Cash Flows

	Successor
	For the period from May 25 through September 30, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$102,304	$(11,064)	$91,240
Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—	(2,844,221)
Purchase of property, plant and equipment	—	(18,710)	—	(18,710)
Proceeds from sale of property, plant and equipment	—	166	—	166
Acquisition of businesses, net of cash received	—	(80,250)	—	(80,250)
Net change in insurance collateral	—	2,861	3,459	6,320
Net change in deposits and other assets	—	1,584	—	1,584
Net cash (used in) provided by investing activities	(2,844,221)	(94,349)	3,459	(2,935,111)
Cash Flows from Financing Activities
Borrowings under senior secured credit facility	1,440,000	—	—	1,440,000
Proceeds from issuance of senior subordinated notes	950,000	—	—	950,000
Proceeds from CD&R equity investment	887,051	—	—	887,051
Repayments of capital lease obligations and other debt	(423,027)	—	—	(423,027)
Equity issuance costs	(31,878)	—	—	(31,878)
Debt issue costs	(116,854)	—	—	(116,854)
Net change in bank overdrafts	—	(14,241)	—	(14,241)
Net intercompany borrowings (payments)	138,929	(142,604)	3,675	—
Net cash provided by (used in) financing activities	2,844,221	(156,845)	3,675	2,691,051
Change in cash and cash equivalents	—	(148,890)	(3,930)	(152,820)
Cash and cash equivalents, beginning of period	—	256,920	29,628	286,548
Cash and cash equivalents, end of period	$—	$108,030	$25,698	$133,728

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$73,707	$(5,732)	$67,975
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(18,496)	—	(18,496)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(94,870)	—	(94,870)
Net change in insurance collateral	—	14,510	8,526	23,036
Net change in deposits and other assets	—	816	—	816
Net cash (used in) provided by investing activities	—	(97,985)	8,526	(89,459)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	559	—	—	559
Class A common stock repurchased as treasury stock	(2,440)	—	—	(2,440)
Repayments of capital lease obligations and other debt	—	(4,116)	—	(4,116)
Excess tax benefits from stock-based compensation	—	12,427	—	12,427
Net change in bank overdrafts	—	14,241	—	14,241
Net intercompany borrowings (payments)	1,881	(1,828)	(53)	—
Net cash provided by (used in) financing activities	—	20,724	(53)	20,671
Change in cash and cash equivalents	—	(3,554)	2,741	(813)
Cash and cash equivalents, beginning of period	—	260,834	26,527	287,361
Cash and cash equivalents, end of period	$—	$257,280	$29,268	$286,548

	Predecessor
	For the nine months ended September 30, 2010
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$135,258	$4,107	$139,365
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(31,367)	—	(31,367)
Proceeds from sale of property, plant and equipment	—	120	—	120
Acquisition of businesses, net of cash received	—	(51,158)	—	(51,158)
Net change in insurance collateral	—	29,207	(38,608)	(9,401)
Net change in deposits and other assets	—	11,021	—	11,021
Net cash used in investing activities	—	(42,177)	(38,608)	(80,785)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	6,414	—	—	6,414
Class A common stock repurchased as treasury stock	(1,289)	—	—	(1,289)
Repayments of capital lease obligations and other debt	—	(455,902)	—	(455,902)
Borrowings under credit facility	—	425,000	—	425,000
Debt issue costs	—	(11,968)	—	(11,968)
Payment of premiums for debt extinguishment	—	(14,513)	—	(14,513)
Excess tax benefits from stock-based compensation	—	13,977	—	13,977
Net change in bank overdrafts	—	(7,471)	—	(7,471)
Net intercompany borrowings (payments)	(5,125)	(31,465)	36,590	—
Net cash (used in) provided by financing activities	—	(82,342)	36,590	(45,752)
Change in cash and cash equivalents	—	10,739	2,089	12,828
Cash and cash equivalents, beginning of period	—	314,033	18,855	332,888
Cash and cash equivalents, end of period	$—	$324,772	$20,944	$345,716

13.         Subsequent Events

The Company’s management has evaluated events subsequent to September 30, 2011 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures.  Below is a description of events for which disclosure was deemed necessary.

On October 17, 2011, the Company entered into an interest rate swap agreement which matures on August 31, 2015.  The swap agreement is with major financial institutions and effectively converts a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%.  The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate.

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

Company Overview

We are a leading provider of facility-based physician services and medical transportation services in the United States. We operate our business and market our services under the EmCare and AMR brands.  EmCare, over its more than 35 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups.  Through EmCare, we provide facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology, and teleradiology programs.  AMR, over its more than 50 years of operating history, is a leading provider of ground and fixed-wing ambulance services in the United States based on net revenue and number of transports.

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

The Merger was financed by a combination of borrowings under EMSC’s new senior secured term loan facility, the issuance of new senior unsecured notes, and the equity investment by the CD&R Affiliates and members of EMSC management. The purchase price was approximately $3.2 billion including approximately $149 million in capitalized issuance costs, of which $108 million are debt issuance costs. The Merger was funded primarily through a $915 million equity contribution from the CD&R Affiliates and members of EMSC management and $2.4 billion in debt financing discussed more fully in Note 5 to the accompanying consolidated financial statements.

EMSC applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. The purchase accounting adjustments had a material impact on the Successor periods presented, for the three months ended September 30, 2011 and for the period from May 25, 2011 through September 30, 2011, due most significantly to the amortization of intangible assets and interest expense and will have a material impact on future earnings. Initial adjustments to allocate the purchase price to fixed assets and identifiable intangible assets were recorded in the third quarter of 2011 based on a draft valuation report from a third party valuation firm.  The Company expects to finalize its purchase accounting by the end of the first quarter of 2012 with purchase accounting adjustments related  primarily to certain tangible assets and deferred tax liabilities.

Presentation

The accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q are presented for two periods for 2011: Predecessor and Successor results, which primarily relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The discussion in this MD&A is presented on a combined basis of the Predecessor and Successor periods for the nine months ended September 30, 2011. The Predecessor and Successor results for the nine months ended September 30, 2011 are presented but are not discussed separately. Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010.  Exceptions to this include depreciation and amortization expense, interest expense, and interest and other (expense) income, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below.  See Note 1 to the accompanying consolidated financial statements.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total patient encounters and transports for the three and nine months ended September 30, 2011 and 2010.  In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended September 30,		Nine months ended September 30,		Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Medicare	20.0%	22.2%	21.1%	22.0%	25.2%	25.5%	26.1%	25.1%
Medicaid	5.4%	5.8%	5.5%	5.4%	12.3%	13.3%	12.7%	12.7%
Commercial insurance and managed care	50.6%	47.5%	50.2%	49.0%	43.5%	41.0%	42.9%	42.4%
Self-pay	4.8%	4.4%	4.6%	4.2%	19.0%	20.2%	18.3%	19.8%
Subsidies & fees	19.2%	20.1%	18.6%	19.4%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our 2011 volume mix has been positively impacted compared to our 2010 volume mix primarily by the expansion of our anesthesia business, which has a lower percentage of self-pay volume than our emergency department, radiology and inpatient services businesses.  Our self-pay cash collections have also increased during 2011 compared to 2010 due to higher collections associated with recent acquisitions and from our existing contracts.

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2011, approximately 75% was derived from our hospital contracts for emergency department staffing, 15% from contracts related to anesthesiology services, 4% from our hospitalist/inpatient services, 3% from our radiology/teleradiology services, and 3% from other hospital management services. Approximately 79% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 21% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

AMR

Approximately 86% of AMR’s net revenue for the nine months ended September 30, 2011 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 11.4% and 10.6% of AMR’s operating expenses for the three months ended September 30, 2011 and 2010, respectively, and 11.3% and 10.1% for the nine months ended September 30, 2011 and 2010, respectively.  Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Medicare Fee Schedule Changes

Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2011. In November 2011, CMS released the final rule to update the 2012 MPFS which includes another potential reduction associated with SGR changes in 2012 currently estimated to be 27.4%, which is a slightly lower reduction than the previous estimates published by CMS earlier this year.  Absent a legislative action by Congress to prevent such a reduction, the reduced MPFS would go into effect on January 1, 2012.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein. As of September 30, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

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

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue during each of three and nine month periods ending September 30, 2011 and 2010.

Results of Operations

Quarter and Nine Months Ended September 30, 2011 Compared to the Quarter and Nine Months Ended September 30, 2010

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 for EMSC and our two operating segments.  As noted previously in Item 2, the results of operations will be discussed on a combined basis for the nine months ended September 30, 2011.  Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010.  Exceptions to this include depreciation and amortization expense, interest expense, and interest and other (expense) income, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below. The Predecessor and Successor breakout is presented for information purposes only.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, and depreciation and amortization expense.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Successor		Predecessor		Combined		Predecessor
	Quarter ended September 30,				Nine months ended September 30,
	2011	% of net revenue	2010	% of net revenue	2011	% of net revenue	2010	% of net revenue
Net revenue	$788,087	100.0%	$737,180	100.0%	$2,329,420	100.0%	$2,125,338	100.0%
Compensation and benefits	542,655	68.9	523,263	71.0	1,639,092	70.4	1,500,023	70.6
Operating expenses	108,112	13.7	91,023	12.3	306,708	13.2	268,138	12.6
Insurance expense	30,442	3.9	25,793	3.5	87,760	3.8	73,805	3.5
Selling, general and administrative expenses	18,493	2.3	17,742	2.4	54,595	2.3	52,898	2.5
Equity-based compensation expense	(910)	(0.1)	(2,042)	(0.3)	(16,452)	(0.7)	(4,587)	(0.2)
Related party management fees	(1,250)	(0.2)	(250)	(0.0)	(2,163)	(0.1)	(750)	(0.0)
Interest income from restricted assets	(957)	(0.1)	(717)	(0.1)	(2,243)	(0.1)	(2,431)	(0.1)
Adjusted EBITDA	$91,502	11.6%	$82,368	11.2%	$262,123	11.3%	$238,242	11.2%
Equity-based compensation expense	(910)	(0.1)	(2,042)	(0.3)	(16,452)	(0.7)	(4,587)	(0.2)
Related party management fees	(1,250)	(0.2)	(250)	(0.0)	(2,163)	(0.1)	(750)	(0.0)
Depreciation and amortization expense	(29,966)	(3.8)	(16,528)	(2.2)	(69,494)	(3.0)	(48,400)	(2.3)
Restructuring charges	(3,374)	(0.4)	—	—	(3,374)	(0.1)	—	—
Interest expense	(43,745)	(5.6)	(4,856)	(0.7)	(69,581)	(3.0)	(18,182)	(0.9)
Realized gain on investments	30	0.0	730	0.1	28	0.0	879	0.0
Interest and other (expense) income	(2,480)	(0.3)	277	0.0	(31,493)	(1.4)	748	0.0
Loss on early debt extinguishment	—	—	—	—	(10,069)	(0.4)	(19,091)	(0.9)
Income tax expense	(4,079)	(0.5)	(22,990)	(3.1)	(27,479)	(1.2)	(57,355)	(2.7)
Equity in earnings of unconsolidated subsidiary	82	0.0	53	0.0	258	0.0	252	0.0
Net income	$5,810	0.7%	$36,762	5.0%	$32,304	1.4%	$91,756	4.3%

	Successor		Predecessor
	Period from May 25 through September 30,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue
Net revenue	$1,107,630	100.0%	$1,221,790	100.0%
Compensation and benefits	764,459	69.0	874,633	71.6
Operating expenses	149,968	13.5	156,740	12.8
Insurance expense	40,531	3.7	47,229	3.9
Selling, general and administrative expenses	25,354	2.3	29,241	2.4
Equity-based compensation expense	(1,340)	(0.1)	(15,112)	(1.2)
Related party management fees	(1,764)	(0.2)	(399)	(0.0)
Interest income from restricted assets	(1,119)	(0.1)	(1,124)	(0.1)
Adjusted EBITDA	$131,541	11.9%	$130,582	10.7%
Equity-based compensation expense	(1,340)	(0.1)	(15,112)	(1.2)
Related party management fees	(1,764)	(0.2)	(399)	(0.0)
Depreciation and amortization expense	(41,027)	(3.7)	(28,467)	(2.3)
Restructuring charges	(3,374)	(0.3)	—	—
Interest expense	(61,695)	(5.6)	(7,886)	(0.6)
Realized gain (loss) on investments	37	0.0	(9)	(0.0)
Interest and other (expense) income	(2,620)	(0.2)	(28,873)	(2.4)
Loss on early debt extinguishment	—	—	(10,069)	(0.8)
Income tax expense	(8,237)	(0.7)	(19,242)	(1.6)
Equity in earnings of unconsolidated subsidiary	115	0.0	143	0.0
Net income	$11,636	1.1%	$20,668	1.7%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Successor	Predecessor	Combined	Predecessor
	For the quarter ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA	$91,502	$82,368	$262,123	$238,242
Related party management fees	(1,250)	(250)	(2,163)	(750)
Interest expense (less deferred loan fee amortization)	(43,724)	(4,195)	(66,326)	(16,385)
Change in accounts receivable	(5,228)	(10,882)	(8,275)	(30,441)
Change in other operating assets/liabilities	18,013	11,164	43,621	18,192
Excess tax benefits from stock-based compensation	—	(479)	(12,427)	(13,977)
Interest and other (expense) income	(2,480)	277	(31,493)	748
Income tax expense, net of change in deferred taxes	(4,019)	(24,092)	(27,026)	(57,617)
Other	705	712	1,181	1,353
Cash flows provided by operating activities	$53,519	$54,623	$159,215	$139,365

	Successor	Predecessor
	Period from May 25 through September 30,	Period from January 1 through May 24,
	2011	2011
Adjusted EBITDA	$131,541	$130,582
Related party management fees	(1,764)	(399)
Interest expense (less deferred loan fee amortization)	(59,770)	(6,556)
Change in accounts receivable	1,874	(10,149)
Change in other operating assets/liabilities	29,387	14,234
Excess tax benefits from stock-based compensation	—	(12,427)
Interest and other (expense) income	(2,620)	(28,873)
Income tax expense, net of change in deferred taxes	(8,129)	(18,897)
Other	721	460
Cash flows provided by operating activities	$91,240	$67,975

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Successor		Predecessor		Combined		Predecessor
	Quarter ended September 30,				Nine months ended September 30,
	2011	% of net revenue	2010	% of net revenue	2011	% of net revenue	2010	% of net revenue
Net revenue	$424,420	100.0%	$384,954	100.0%	$1,238,193	100.0%	$1,091,991	100.0%
Compensation and benefits	329,569	77.7	301,837	78.4	976,400	78.9	858,944	78.7
Operating expenses	14,038	3.3	11,274	2.9	41,116	3.3	34,311	3.1
Insurance expense	15,144	3.6	16,414	4.3	45,136	3.6	40,466	3.7
Selling, general and administrative expenses	7,907	1.9	7,279	1.9	23,714	1.9	22,479	2.1
Interest income from restricted assets	(526)	(0.1)	(477)	(0.1)	(1,176)	(0.1)	(1,503)	(0.1)
Equity-based compensation expense	(406)	(0.1)	(898)	(0.2)	(7,244)	(0.6)	(2,018)	(0.2)
Related party management fees	(554)	(0.1)	(110)	(0.0)	(956)	(0.1)	(330)	(0.0)
Adjusted EBITDA	$59,248	14.0%	$49,635	12.9%	$161,203	13.0%	$139,642	12.8%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	59,248	14.0	49,635	12.9	161,203	13.0	139,642	12.8
Depreciation and amortization expenses	(14,647)	(3.5)	(5,203)	(1.4)	(28,745)	(2.3)	(14,771)	(1.4)
Restructuring charges	(400)	(0.1)	—	—	(400)	(0.0)	—	—
Interest income from restricted assets	(526)	(0.1)	(477)	(0.1)	(1,176)	(0.1)	(1,503)	(0.1)
Equity-based compensation expense	(406)	(0.1)	(898)	(0.2)	(7,244)	(0.6)	(2,018)	(0.2)
Related party management fees	(554)	(0.1)	(110)	(0.0)	(956)	(0.1)	(330)	(0.0)
Income from operations	$42,715	10.1%	$42,947	11.2%	$122,682	9.9%	$121,020	11.1%

	Successor		Predecessor
	Period from May 25 through September 30,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue
Net revenue	$596,134	100.0%	$642,059	100.0%
Compensation and benefits	462,761	77.6	513,639	80.0
Operating expenses	20,078	3.4	21,038	3.3
Insurance expense	20,775	3.5	24,361	3.8
Selling, general and administrative expenses	10,814	1.8	12,900	2.0
Interest income from restricted assets	(592)	(0.1)	(584)	(0.1)
Equity-based compensation expense	(443)	(0.1)	(6,801)	(1.1)
Related party management fees	(776)	(0.1)	(180)	(0.0)
Adjusted EBITDA	$83,517	14.0%	$77,686	12.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	83,517	14.0	77,686	12.1
Depreciation and amortization expense	(19,334)	(3.2)	(9,411)	(1.5)
Restructuring charges	(400)	(0.1)	—	—
Interest income from restricted assets	(592)	(0.1)	(584)	(0.1)
Equity-based compensation expense	(443)	(0.1)	(6,801)	(1.1)
Related party management fees	(776)	(0.1)	(180)	(0.0)
Income from operations	$61,972	10.4%	$60,710	9.5%

AMR

	Successor		Predecessor		Combined		Predecessor
	Quarter ended September 30,				Nine months ended September 30,
	2011	% of net revenue	2010	% of net revenue	2011	% of net revenue	2010	% of net revenue
Net revenue	$363,667	100.0%	$352,226	100.0%	$1,091,227	100.0%	$1,033,347	100.0%
Compensation and benefits	213,086	58.6	221,426	62.9	662,692	60.7	641,079	62.0
Operating expenses	94,074	25.9	79,749	22.6	265,592	24.3	233,827	22.6
Insurance expense	15,298	4.2	9,379	2.7	42,624	3.9	33,339	3.2
Selling, general and administrative expenses	10,586	2.9	10,463	3.0	30,881	2.8	30,419	2.9
Interest income from restricted assets	(431)	(0.1)	(240)	(0.1)	(1,067)	(0.1)	(928)	(0.1)
Equity-based compensation expense	(504)	(0.1)	(1,144)	(0.3)	(9,208)	(0.8)	(2,569)	(0.2)
Related party management fees	(696)	(0.2)	(140)	(0.0)	(1,207)	(0.1)	(420)	(0.0)
Adjusted EBITDA	$32,254	8.9%	$32,733	9.3%	$100,920	9.2%	$98,600	9.5%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	32,254	8.9	32,733	9.3	100,920	9.2	98,600	9.5
Depreciation and amortization expenses	(15,319)	(4.2)	(11,325)	(3.2)	(40,749)	(3.7)	(33,629)	(3.3)
Restructuring charges	(2,974)	(0.8)	—	—	(2,974)	(0.3)	—	—
Interest income from restricted assets	(431)	(0.1)	(240)	(0.1)	(1,067)	(0.1)	(928)	(0.1)
Equity-based compensation expense	(504)	(0.1)	(1,144)	(0.3)	(9,208)	(0.8)	(2,569)	(0.2)
Related party management fees	(696)	(0.2)	(140)	(0.0)	(1,207)	(0.1)	(420)	(0.0)
Income from operations	$12,330	3.4%	$19,884	5.6%	$45,715	4.2%	$61,054	5.9%

	Successor		Predecessor
	Period from May 25 through September 30,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue
Net revenue	$511,496	100.0%	$579,731	100.0%
Compensation and benefits	301,698	59.0	360,994	62.3
Operating expenses	129,890	25.4	135,702	23.4
Insurance expense	19,756	3.9	22,868	3.9
Selling, general and administrative expenses	14,540	2.8	16,341	2.8
Interest income from restricted assets	(527)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(897)	(0.2)	(8,311)	(1.4)
Related party management fees	(988)	(0.2)	(219)	(0.0)
Adjusted EBITDA	$48,024	9.4%	$52,896	9.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	48,024	9.4	52,896	9.1
Depreciation and amortization expense	(21,693)	(4.2)	(19,056)	(3.3)
Restructuring charges	(2,974)	(0.6)	—	—
Interest income from restricted assets	(527)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(897)	(0.2)	(8,311)	(1.4)
Related party management fees	(988)	(0.2)	(219)	(0.0)
Income from operations	$20,945	4.1%	$24,770	4.3%

Quarter ended September 30, 2011 compared to the quarter ended September 30, 2010

Consolidated

Our results for the three months ended September 30, 2011 reflect an increase in net revenue of $50.9 million and a decrease in net income of $31.0 million compared to the three months ended September 30, 2010.  The decrease in net income is attributable primarily to increases in interest expense and depreciation and amortization expense, partially offset by a decrease in income tax expense.

Net revenue. For the three months ended September 30, 2011, we generated net revenue of $788.1 million compared to net revenue of $737.2 million for the three months ended September 30, 2010, representing an increase of 6.9%.  The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $91.5 million, or 11.6% of net revenue, for the three months ended September 30, 2011 compared to $82.4 million, or 11.2% of net revenue, for the three months ended September 30, 2010.

Restructuring charges.  Restructuring charges of $3.4 million were recorded during the three months ended September 30, 2011, related to the re-alignment of operation and billing functions of AMR and EmCare, and to reduce overhead costs at EMSC.

Interest expense. Interest expense for the three months ended September 30, 2011 was $43.7 million compared to $4.9 million for the three months ended September 30, 2010.  The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011.  In conjunction with entering into our new credit facilities, we increased our total outstanding debt by $2.0 billion.

Interest and other (expense) income. During the three months ended September 30, 2011, $2.5 million was expensed compared to $0.3 million of income recognized during the three months ended September 30, 2010.  The increase in expense was due to $2.5 million expensed during the three months ended September 30, 2011 for investment banking, legal, accounting and other advisory services related to the Merger.

Income tax expense. Income tax expense decreased by $18.9 million for the three months ended September 30, 2011 compared to the same period in 2010.  Our effective tax rate was 41.6% for the three months ended September 30, 2011 and 38.5% for the quarter ended September 30, 2010.  The increase in our effective tax rate was primarily a result of certain state taxes which do not have decreases correlating with pre-tax book income.

EmCare

Net revenue. Net revenue for the three months ended September 30, 2011 was $424.4 million, an increase of $39.4 million, or 10.3%, from $385.0 million for the three months ended September 30, 2010. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts.  Net new contracts since June 30, 2010 accounted for a net revenue increase of $24.4 million for the three months ended September 30, 2011, of which $14.1 million came from net new contracts added in 2010 with the remaining increase in net revenue from those added in 2011.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $15.1 million, or 4.5%, for the three months ended September 30, 2011.  The change was due to a 2.3% increase in same store weighted patient encounters and a 2.2 % increase in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2011 were $329.6 million, or 77.7% of net revenue, compared to $301.8 million, or 78.4% of net revenue, for the same period in 2010.  Provider compensation costs increased $15.7 million from net new contract additions. Same store provider compensation costs were $9.4 million higher than the prior period due primarily to a 2.3% increase in same store weighted patient encounters and a 1.9% increase in provider compensation per weighted patient encounter.  Non-provider compensation and total benefits costs increased by $2.7 million during the three months ended September 30, 2011 compared to the same period in 2010. The increase is due to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the three months ended September 30, 2011 were $14.0 million, or 3.3% of net revenue, compared to $11.3 million, or 2.9% of net revenue, for the same period in 2010.  Operating expenses increased $2.7 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended September 30, 2011 was $15.1 million, or 3.6% of net revenue, compared to $16.4 million, or 4.3% of net revenue, for the three months ended September 30, 2010.  We recorded an increase of prior year insurance provisions of $1.7 million during the three months ended September 30, 2011 compared to an increase of $3.2 million during the three months ended September 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2011 was $7.9 million, or 1.9% of net revenue, compared to $7.3 million, or 1.9% of net revenue, for the three months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2011 was $14.6 million, or 3.5% of net revenue, compared to $5.2 million, or 1.4% of net revenue, for the three months ended September 30, 2010.  The $9.4 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

AMR

Net revenue. Net revenue for the three months ended September 30, 2011 was $363.7 million, an increase of $11.5 million, or 3.2%, from $352.2 million for the same period in 2010. The increase in net revenue was due primarily to an increase of 0.8%, or $2.7 million, in weighted transport volume and an increase in net revenue per weighted transport of 2.4%, or $8.8 million.  The increase in net revenue per weighted transport of 2.4% was due to a 3.2% increase from growth in our managed transportation business, a 1.1% increase related to our FEMA deployment during the third quarter of 2011, partially offset by a 1.9% decrease in net revenue per weighted transport primarily due to the impact related to markets entered and exited combined with recent acquisitions. AMR’s managed transportation business represented 7.8% of AMR’s net revenue for the three months ended September 30, 2011 compared to 4.9% for the three months ended September 30, 2010 due to the addition of contracts in Nebraska, Idaho, and South Carolina.  Weighted transports increased 5,600 from the same quarter last year.  The change was due to an increase of 21,500 weighted transports from acquisitions and an increase of 6,700 weighted transports from our entry into new markets, offset by a decrease in weighted transport volume in existing markets of 0.5%, or 3,400 weighted transports, and a decrease of 19,200 weighted transports from exited markets.

Compensation and benefits. Compensation and benefit costs for the three months ended September 30, 2011 were $213.1 million, or 58.6% of net revenue, compared to $221.4 million, or 62.9% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour decreased by approximately 1.5%, or $1.9 million, attributable primarily to the impact from markets exited during the period. Non-crew compensation decreased period over period by $3.3 million due to reductions related to reorganization changes and incentive compensation during the three months ended September 30, 2011 compared to the same period in 2010. Total benefits related costs decreased $3.1 million due primarily to several large claims incurred in our self-insured health plans during the three months ended September 30, 2010.

Operating expenses. Operating expenses for the three months ended September 30, 2011 were $94.1 million, or 25.9% of net revenue, compared to $79.7 million, or 22.6% of net revenue, for the three months ended September 30, 2010.  The change is due primarily to increased costs associated with our managed transportation business of $11.7 million, increased fuel costs of $2.2 million, and an increase of $2.8 million related to our FEMA deployment during the third quarter of 2011.

Insurance expense. Insurance expense for the three months ended September 30, 2011 was $15.3 million, or 4.2% of net revenue, compared to $9.4 million, or 2.7% of net revenue, for the same period in 2010.  We recorded an increase of prior year insurance provisions of $3.4 million during the three months ended September 30, 2011 compared to a decrease of $3.0 million during the three months ended September 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2011 was $10.6 million, or 2.9% of net revenue, compared to $10.5 million, or 3.0% of net revenue, for the three months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2011 was $15.3 million, or 4.2% of net revenue, compared to $11.3 million, or 3.2% of net revenue, for the same period in 2010.  The increase was due primarily to additional depreciation and amortization expense associated with adjustments to tangible and intangible assets recorded as a result of the Merger transaction.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Consolidated

Our results for the nine months ended September 30, 2011 reflect an increase in net revenue of $204.1 million and a decrease in net income of $59.5 million compared to the nine months ended September 30, 2010.  The decrease in net income is attributable primarily to an increase in interest expense, depreciation and amortization expense, and other fees associated with the Merger, partially offset by a decrease in income tax expense. During the nine months ended September 30, 2011, we recorded $32.4 million for fees associated with the Merger, which are included in interest and other (expense) income.  An additional $12.4 million in stock compensation expense was recorded for stock options and restricted stock which automatically vested with the Merger and the associated payroll taxes; see Note 1 to the accompanying unaudited consolidated financial statements.

Net revenue. For the nine months ended September 30, 2011, we generated net revenue of $2,329.4 million compared to net revenue of $2,125.3 million for the nine months ended September 30, 2010, representing an increase of 9.6%.  The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $262.1 million, or 11.3% of net revenue, for the nine months ended September 30, 2011 compared to $238.2 million, or 11.2% of net revenue, for the nine months ended September 30, 2010.

Restructuring charges.  Restructuring charges of $3.4 million were recorded during the nine months ended September 30, 2011, related to the re-alignment of operation and billing functions of AMR and EmCare, and to reduce overhead costs at EMSC.

Interest expense. Interest expense for the nine months ended September 30, 2011 was $69.6 million compared to $18.2 million for the nine months ended September 30, 2010.  The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011.  In conjunction with entering into our new credit facility, we increased our total outstanding debt by $2.0 billion.

Interest and other (expense) income. During the nine months ended September 30, 2011, $31.5 million was expensed compared to $0.7 million of income recognized during the nine months ended September 30, 2010.  The increase in expense was due to $32.4 million expensed during the nine months ended September 30, 2011 for investment banking, legal, accounting and other advisory services related to the Merger.

Loss on early debt extinguishment. During the nine months ended September 30, 2011, we recorded a loss on early debt extinguishment of $10.1 million which included unamortized debt issuance costs associated with our credit facility in place prior to the Merger.  During the nine months ended September 30, 2010, we recorded a loss on early debt extinguishment of $19.1 million as we entered into a new credit facility and redeemed our senior subordinated notes.

Income tax expense. Income tax expense decreased by $29.9 million for the nine months ended September 30, 2011 compared to the same period in 2010.  Our effective tax rate was 41.7% for the Successor period from May 25, 2011 through September 30, 2011 and 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011.  Our effective tax rate for the nine months ended September 30, 2010 was 38.5%.  The increase in our effective tax rate was a result of certain Merger related costs that are not deductible for tax purposes.

EmCare

Net revenue. Net revenue for the nine months ended September 30, 2011 was $1,238.2 million, an increase of $146.2 million, or 13.4%, from $1,092.0 million for the nine months ended September 30, 2010. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2009 accounted for a net revenue increase of $112.2 million for the nine months ended September 30, 2011, of which $84.4 million came from net new contracts added in 2010 with the remaining increase in net revenue from those added in 2011.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $34.0 million, or 4.0%, for the nine months ended September 30, 2011.  The change was due primarily to a 4.3% increase in same store weighted patient encounters, partially offset by a 0.3% decrease in revenue per weighted patient encounter.  The increase in same store net revenue was due primarily to additional volume, partially offset by a lower average charge per patient, related to a stronger flu season in the first quarter of 2011 compared to the same period in 2010.

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2011 were $976.4 million, or 78.9% of net revenue, compared to $858.9 million, or 78.7% of net revenue, for the same period in 2010. Stock-based compensation expense was $7.2 million during the nine months ended September 30, 2011 compared to $2.0 million during the same period last year.  The increase was due primarily to accelerated stock-based compensation expense associated with the Merger.  Provider compensation costs increased $79.8 million from net new contract additions. Same store provider compensation costs were $23.0 million higher than the prior period due primarily to a 4.3% increase in same store weighted patient encounters, partially offset by a 0.2% decrease in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs, excluding stock-based compensation expense, increased by $9.4 million during the nine months ended September 30, 2011 compared to the same period in 2010. The increase is due to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the nine months ended September 30, 2011 were $41.1 million, or 3.3% of net revenue, compared to $34.3 million, or 3.1% of net revenue, for the same period in 2010.  Operating expenses increased $6.8 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the nine months ended September 30, 2011 was $45.1 million, or 3.6% of net revenue, compared to $40.5 million, or 3.7% of net revenue, for the nine months ended September 30, 2010.  We recorded an increase of prior year insurance provisions of $5.0 million during the nine months ended September 30, 2011 compared to an increase of $3.2 million during the nine months ended September 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2011 was $23.7 million, or 1.9% of net revenue, compared to $22.5 million, or 2.1% of net revenue, for the nine months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2011 was $28.7 million, or 2.3% of net revenue, compared to $14.8 million, or 1.4% of net revenue, for the nine months ended September 30, 2010.  The $13.9 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

AMR

Net revenue. Net revenue for the nine months ended September 30, 2011 was $1,091.2 million, an increase of $57.9 million, or 5.6%, from $1,033.3 million for the same period in 2010. The increase in net revenue was due primarily to an increase of 2.6%, or $26.4 million, in weighted transport volume and an increase in net revenue per weighted transport of 3.0%, or $31.5 million.  The increase in net revenue per weighted transport of 3.0% was due to a 0.5% increase in net revenue per transport resulting primarily from a higher mix of emergency versus non-emergency transports and rate increases in several markets, a 2.1% increase from growth in our managed transportation business, and a 0.4% increase from our FEMA deployment during the third quarter of 2011.  AMR’s managed transportation business represented 6.7% of AMR’s net revenue for the nine months ended September 30, 2011 compared to 4.7% for the nine months ended September 30, 2010 due to the addition of contracts in Nebraska, Idaho, and South Carolina.  Weighted transports increased 55,700 from the same period last year.  The change was due to an increase in weighted transport volume in existing markets of 1.4%, or 29,700 weighted transports, an increase of 34,500 weighted transports from acquisitions, and an increase of 15,000 weighted transports from our entry into new markets, offset by a decrease of 23,500 weighted transports from exited markets.

Compensation and benefits. Compensation and benefit costs for the nine months ended September 30, 2011 were $662.7 million, or 60.7% of net revenue, compared to $641.1 million, or 62.0% of net revenue, for the same period last year. Stock-based compensation expense was $9.2 million during the nine months ended September 30, 2011 compared to $2.6 million during the same period last year.  The increase was due primarily to accelerated stock-based compensation expense associated with the Merger. Ambulance crew wages per ambulance unit hour increased by approximately 1.2%, or $4.4 million, attributable primarily to annual wage rate increases. Ambulance unit hours increased period over period by 1.9%, or $6.8 million, due primarily to our recent acquisitions and our entry into new markets. Non-crew compensation, excluding stock-based compensation expense, decreased period over period by $1.1 million due primarily to reductions in incentive compensation. Total benefits related costs increased $5.0 million due primarily to increases in payroll taxes, of which $0.3 million were related to the Merger, and higher costs for our health insurance plans.

Operating expenses. Operating expenses for the nine months ended September 30, 2011 were $265.6 million, or 24.3% of net revenue, compared to $233.8 million, or 22.6% of net revenue, for the nine months ended September 30, 2010.  The change is due primarily to increased costs associated with our managed transportation business of $24.6 million, increased fuel costs of $6.3 million, and an increase of $2.8 million related to our FEMA deployment during the third quarter of 2011.

Insurance expense. Insurance expense for the nine months ended September 30, 2011 was $42.6 million, or 3.9% of net revenue, compared to $33.3 million, or 3.2% of net revenue, for the same period in 2010.  We recorded an increase of prior year insurance provisions of $8.2 million during the nine months ended September 30, 2011 compared to a decrease of $2.9 million during the nine months ended September 30, 2010.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2011 was $30.9 million, or 2.8% of net revenue, compared to $30.4 million, or 2.9% of net revenue, for the nine months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2011 was $40.7 million, or 3.7% of net revenue, compared to $33.6 million, or 3.3% of net revenue, for the same period in 2010.  The $7.1 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

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

Our ABL Facility provides for up to $350 million of senior secured first priority borrowings, subject to a borrowing base of $362 million as of September 30, 2011.  The ABL Facility is available to fund working capital and for general corporate purposes.  As of September 30, 2011, we had available borrowing capacity under the ABL Facility of approximately $329.4 million.  As of September 30, 2011, we had approximately $20.6 million of letters of credit issued under the ABL Facility.

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

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position.  These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt.  The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.  Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions.  In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our condensed consolidated statements of financial position.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Combined	Predecessor
	Nine months ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$159,215	$139,365
Investing activities	(3,024,570)	(80,785)
Financing activities	2,711,722	(45,752)

Operating activities. Net cash provided by operating activities was $159.2 million for the nine months ended September 30, 2011 compared to $139.4 million for the same period in 2010.  The increase in operating cash flows was affected primarily by increases in cash flows from operating assets and liabilities, offset by a decrease in net income.  Accounts payable and accrued liabilities increased cash flows from operations $51.6 million during the nine months ended September 30, 2011 compared to $13.9 million during the nine months ended September 30, 2010.  The change is due primarily to the timing of payroll related liabilities, incentive compensation and interest payments during the nine months ended September 30, 2011 compared to the same period in 2010.  Accounts receivable increased $8.3 million and $30.4 million during each of the nine months ended September 30, 2011 and 2012, respectively.  Days sales outstanding, or DSO, decreased 1 day during the nine months ended September 30, 2011.

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

	Q3 2011	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010
EmCare	54	52	54	54	54	55
AMR	68	68	66	69	70	68
EMSC	60	59	60	61	61	62

Investing activities.  Net cash used in investing activities was $3,024.6 million for the nine months ended September 30, 2011 compared to $80.8 million for the same period in 2010.  The increase is primarily due to the purchase of EMSC by CD&R for $2.8 billion combined with increases in acquisition activity.  Acquisitions of businesses totaled $175.1 million during the nine months ended September 30, 2011 compared to $51.2 million during the same period in 2010.

Financing activities.  Net cash provided by financing activities was $2,711.7 million for the nine months ended September 30, 2011 compared to net cash used in financing activities of $45.8 million for the same period in 2010.  We entered into new credit facilities in connection with CD&R’s acquisition of EMSC which resulted in new borrowings of $2,390.0 million during the nine months ended September 30, 2011 compared to the same period in 2010. During the nine months ended September 30, 2011, we also received $887.1 million in proceeds from CD&R’s equity investment in EMSC.  These sources of cash from financing activities were partially offset by $116.9 million in debt issuance costs and $31.9 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger.  At September 30, 2011, there were no amounts outstanding under our revolving credit facility.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of September 30, 2011, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.17 to $4.06 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.9 million gallons and are spread over periods from October 2011 through December 2013.

As of September 30, 2011, we had $2,375.0 million of debt, excluding capital leases, of which $1,424.3 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.5%, above our LIBOR floor of 1.5%, will impact our interest costs by $7.1 million annually.

On October 17, 2011, we entered into an interest rate swap agreement which matures on August 31, 2015.  The swap agreement is with major financial institutions and effectively converts a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%.  We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with our counterparties for the difference between the rate paid and the fixed rate.

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

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 8, to the accompanying consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on February 18, 2011.

Eleven purported shareholder class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc. (the “Merger Agreement”), have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of our board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and have been consolidated. These actions generally allege that the directors of EMSC, Onex Corporation and/or Onex Corporation’s subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to EMSC and its public stockholders; agreeing to provisions in the Merger Agreement that would allegedly prevent the board from considering other offers; permitting the unitholders agreement (which secured the majority votes in favor of the merger contemplated by the Merger Agreement (the “Merger”)) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain other defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief. We have reached an agreement in principle to resolve these suits, and believe that resolution will be approved by the Courts in early 2012.

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

In July 2011, AMR received a request from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) asking AMR to preserve certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California.  The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, are investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside.  The California Attorney General’s Office is conducting a parallel state investigation for possible violations of the California False Claims Act.  We have complied with the USAO’s request to preserve documents.  In October 2011, the USAO served AMR with a subpoena compelling production of certain documents, and AMR is in the process of complying with the USAO’s subpoena.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of EMSC’s Annual Report on Form 10-K for the year ended December 31, 2010 and Form 10-Q for the three and six months ended June 30, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

November 11, 2011	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed with this Report