Form 10-K
period 2011-12-31
Emergency Medical Services CORP
filed 2012-03-16
CIK 1344154

Use these links to rapidly review the document

Index to Financial Statements Emergency Medical Services Corporation

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:
001-32701

EMERGENCY MEDICAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3738384
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6200 S. Syracuse Way Suite 200 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 303-495-1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting stock held by non-affiliates is zero as the registrant is privately held. There were 1,000 shares of the registrant's common stock outstanding as of March 13, 2012.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2011

EMERGENCY MEDICAL SERVICES CORPORATION

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements and you should not place undue reliance on such statements. Factors that could contribute to these differences include, but are not limited to, the following:

  •
  the potential conflict of interest between our principal equity holder and non-affiliated note holders;

  •
  the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, potential changes in inpatient admissions, and third party reimbursement rates and methods;

  •
  the adequacy of our insurance coverage and insurance reserves;

  •
  potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry;

  •
  the impact of changes in the healthcare industry including changes due to healthcare reform;

  •
  the impact of decreases in our revenue and profit margin under our fee-for-service contracts;

  •
  our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians;

  •
  our ability to generate cash flow to service our debt obligations;

  •
  the loss of one or more members of our senior management team;

  •
  the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment;

  •
  the outcome of government investigations of certain of our business practices;

  •
  our ability to successfully restructure our operations to comply with future changes in government regulation;

  •
  the loss of existing contracts and the accuracy of our assessment of costs under new contracts;

  •
  the high level of competition in our industry;

  •
  our ability to maintain or implement complex information systems;

  •
  our ability to adequately protect our material intellectual property;

  •
  our ability to implement our business strategy;

  •
  our ability to successfully integrate strategic acquisitions;

  •
  our ability to comply with the terms of our settlement agreements with the government; and

  •
  risks related to other factors discussed in this Annual Report on Form 10-K.

        Words such as "anticipates," "believes," "continues," "estimates," "expects," "goal," "objectives," "intends," "may," "opportunity," "plans," "potential," "near-term," "long-term," "projections," "assumptions," "projects," "guidance," "forecasts," "outlook," "target," "trends," "should," "could," "would," "will" and similar expressions are intended to identify such forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

        Other risks, uncertainties and factors, including those discussed under "Risk Factors," could cause our actual results to differ materially from those projected in any forward-looking statements we make. Readers should read carefully the factors described in the "Risk Factors" section of this Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

        We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I.

ITEM 1.    BUSINESS

Company Overview

        Emergency Medical Services Corporation ("EMSC", "we", "us", "our", or the "Company") is a leading provider of facility-based outsourced physician services and medical transportation services in the United States. We operate our business and market our services under the EmCare and AMR brands, which represent EmCare Holdings Inc. and American Medical Response, Inc., respectively. EmCare, with 40 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide facility-based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs. AMR, with nearly 55 years of operating history, is a leading provider of medical transportation services to communities, payors, and hospitals in the United States based on net revenue and number of transports.

        Approximately 86% of our net revenue for the year ended December 31, 2011 was generated under exclusive contracts. We had retention rates of 84% at EmCare and 99% at AMR as of December 31, 2011 based on number of contracts. During 2011, we provided services in approximately 14.8 million patient encounters in more than 2,200 communities nationwide and generated net revenue of $3.1 billion, of which EmCare and AMR represented 54% and 46%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2011.

        We offer a broad range of essential emergency and non-emergency medical services through our two business segments:

	EmCare	AMR
Core Services:	Facility-based physician services	Pre- and post-hospital medical transportation
	Emergency department staffing and related management services	Emergency ("911") and non-emergency ambulance transports
	Anesthesiology, hospitalist/inpatient, radiology, teleradiology, and surgery services	Managed transportation services Fixed-wing air ambulance services Disaster response
Customers:	Hospitals	Communities
	Other healthcare facilities	Government agencies
	Independent physician groups	Healthcare facilities
	Attending medical staff	Insurers
National Market Position:	8% share of emergency department services market	7% share of total ambulance market
	12% share of outsourced emergency department services market	16% share of outsourced ambulance market
	2% share of anesthesia services market 1% share of hospitalist, radiology and surgery services markets	5% share of the managed transportation market 1% share of the medical air transport market
Number of Contracts:	572 facility contracts	165 "911" contracts
3,485 non-emergency transport arrangements
Volume for the year ended December 31, 2011:	11.6 million patient encounters	3.2 million patient transports

General Development of our Business

Company History

        EmCare was founded in Dallas, Texas in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990's.

        AMR was founded in 1992 through the consolidation of several well-established regional ambulance companies, and since then has grown organically and through more than 200 acquisitions. In February 1997, AMR merged with another leading ambulance company and became the largest ambulance service provider in the United States.

        Effective January 31, 2005, an investor group led by Onex Partners LP and Onex Corporation, or Onex, and including members of management, purchased our operating subsidiaries—EmCare and AMR—through a holding company, Emergency Medical Services L.P., a limited partnership formed at the time of this acquisition. We operated through the holding company, Emergency Medical Services L.P. (now known as Emergency Medical Services LP Corporation), until the formation of EMSC, a Delaware corporation. A re-organization was effected concurrently with our initial public offering of common stock on December 21, 2005, which resulted in EmCare, AMR and Emergency Medical Services LP Corporation becoming subsidiaries of EMSC, and EMSC controlling 100% of the voting power of the company formerly known as Emergency Medical Services LP.

        On February 13, 2011, EMSC entered into the Merger Agreement with CDRT Acquisition Corporation, a Delaware corporation, or Parent, and CDRT Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, or Sub. Parent and Sub are and were, respectively, affiliates of investment funds sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC, or the CD&R Affiliates. On May 25, 2011, pursuant to the Merger Agreement, Sub merged with and into EMSC, with EMSC as the surviving corporation and a wholly-owned subsidiary of Parent, or the Merger. All of the outstanding common stock of Parent is owned by CDRT Holding Corporation, or Holding, which is owned by the CD&R Affiliates, EMSC management and directors.

        As a result of the Merger, information for the year ended December 31, 2011 is generally separated into two periods, Predecessor and Successor, which relate to the periods preceding the Merger and the period succeeding the Merger, respectively. In certain disclosures, the 2011 periods are combined in order to present comparable information.

Description of our Business

Industry Overview

        We operate in the facility-based physician services and medical transportation markets, two large and growing segments of the healthcare market. We believe that the following key factors will continue to drive growth in all our medical services markets:

  •
  Increase in outsourcing.  Communities, government agencies and healthcare facilities are under significant pressure both to improve the quality and to reduce the cost of care. The outsourcing of certain medical services has become a preferred means to alleviate these pressures.

  •
  Favorable demographics.  The growth and aging of the population will be a significant demand driver for healthcare services.

Emergency Department

        We provide outsourced facility-based physician services to hospitals and other healthcare facilities. Outsourced physician services providers such as EmCare are primarily focused on improving operational efficiency, reducing wait times and increasing the productivity in a hospital emergency department, or ED, which drives approximately 50% of a hospital's patient admissions, on average. In addition to improving ED operating performance metrics, we believe leading outsourced providers can improve patient satisfaction and enhance the quality of care at their customers' healthcare facilities through broader physician access, physician retention and training programs, better management tools and risk mitigation expertise.

        We believe the physician reimbursement component of the emergency department services market represents annual expenditures of nearly $17 billion. There are nearly 5,000 hospitals in the United States that operate emergency departments, of which approximately 66% outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 1,000 national, regional and local providers. We believe we are one of only five national providers and the largest provider based on number of ED contracts.

        Between 1999 and 2009, the total number of patient visits to hospital emergency departments increased from approximately 100 million to approximately 128 million per annum, an increase of 28%. We believe that a portion of the historical and expected growth of emergency department visits is driven by the shortage of primary care physicians in the United States, which causes many patients to utilize the ED as their primary source for healthcare. This trend, combined with a decline in the number of hospital emergency departments, has resulted in a substantial increase in the average number of patient visits per hospital emergency department during this period. We believe increased volumes through emergency departments and cost pressures facing hospitals have resulted in an increased focus by facilities on improving the operating efficiency of their emergency departments, a core competency of EmCare.

Anesthesiology Services

        We provide anesthesiology services to hospitals, free-standing surgery centers and physician offices. These services are performed by anesthesiologists and certified registered nurse anesthetists. Anesthesiologists are a key part of the effective management and productivity of surgery departments and free-standing ambulatory surgery centers. These clinicians can have a significant impact on patient throughput and the financial viability of the department of surgery in hospitals and ambulatory surgery centers. The anesthesiology market is estimated to have annual expenditures of approximately $18 billion and is currently serviced primarily by hospitals, which self-operate their programs, and by local outsourced providers.

Hospitalist Services

        We provide inpatient service physicians, or hospitalists, for patients who are admitted to hospitals and either have no primary care physician or the attending physician requests our hospitalist to manage the patient. This program benefits hospitals by optimizing the average length of stay for patients and can improve patient flow through effective working relationships with the emergency department. Certain studies also indicate better patient outcomes and lower costs with these hospitalist programs. The market for this healthcare specialty, with estimated annual expenditures of approximately $18 billion, is expected to continue to grow as hospitals face additional cost pressures and added focus on improving patient outcomes. This market is currently serviced primarily by regional and local outsourced providers.

Radiology/Teleradiology Services

        We also provide radiology, including teleradiology, services to hospitals. The industry for these service lines is comprised of a number of smaller local and regional groups, who are at a disadvantage compared to national providers who have the ability to recruit, train, and leverage existing capital and infrastructure support. Teleradiology, the process whereby digital radiologic images are sent from one point to another, has become a fast growing component of the healthcare arena. This technology allows hospitals to have access to full-time radiology support even when access to full-time radiologists may be limited. The market for radiology and teleradiology services has estimated annual expenditures of approximately $10 billion and is currently serviced primarily by hospitals, which self-operate their programs, and by local outsourced providers.

Surgery Services

        During 2011, we began to offer on-call staffing for trauma surgery services. This service allows hospitals the opportunity to raise their trauma designation by providing expanded coverage for surgery services in cases where the scheduled provider is not immediately available. While the market for this service is still emerging, we estimate annual expenditures of approximately $2 billion. We are not aware of other providers currently in this market.

Ambulance Services

        Ambulance services encompass both 911 emergency response and non-emergency transport services, including critical care transfers, wheelchair transports and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or EMTs to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics and/or EMTs to transport patients between healthcare facilities or between facilities and patient residences.

        911 emergency response services are provided primarily under long-term contracts with communities and government agencies which, by law, are generally required to provide such services. These contracts typically specify maximum fees a provider may charge and set forth minimum requirements such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. The rates that a provider is permitted to charge for services under a contract for 911 emergency ambulance services and the amount of the subsidy, if any, the provider receives from a community or government agency depend in large part on the nature of the services it provides, payor mix and performance requirements.

        Non-emergency services generally are provided pursuant to non-exclusive contracts with healthcare facilities and managed care and insurance companies. Usage tends to be controlled by the facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non-emergency services are provided primarily by private ambulance companies.

        We believe the ambulance services market, including both emergent and non-emergent transports, represents annual expenditures of approximately $17 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 41 million ambulance transports in 2011. There are a limited number of regional ambulance providers and we are the larger of only two national ambulance providers based on number of transports and net revenue.

Managed Transportation and Fixed-Wing Air Transport Services

        We provide managed transportation administration services to insurers, government entities, and health care providers. Through partnerships with external transportation providers, our services include managing ambulance, wheelchair car, and other types of transportation to provide a cost effective solution for those we serve. We believe the managed transportation market represents annual expenditures of approximately $1 billion.

        We also provide fixed-wing air ambulance transport services including the specialized medical care required by patients during the transports. We believe the medical air transportation market represents annual expenditures of approximately $4 billion.

Business Segments and Services

        We operate our business and market our services under our two business segments: EmCare and AMR. We provide facility-based physician services in 43 states and the District of Columbia and provide ambulance transport services in 42 states and the District of Columbia.

        The following is a detailed business description for our two business segments.

EMCARE

        EmCare is a leading provider of facility-based physician services to healthcare facilities in the United States. EmCare has 572 contracts with hospitals and independent physician groups to provide emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery staffing, and other management services. We have added 321 net new contracts since 2001. During 2011, EmCare had approximately 11.6 million patient encounters in 43 states and the District of Columbia. As of December 31, 2011, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology, and surgery services was approximately 1%.

        We recruit and hire or subcontract with physicians and other healthcare professionals, who then provide services to patients in the facilities with whom we contract. EmCare bills and collects from each patient or the patient's insurance provider for the medical services performed. We also have practice support agreements with independent physician groups and hospitals pursuant to which we provide management services such as billing and collection, recruiting, risk management and certain other administrative services.

        As derived from our annual audited consolidated financial statements, EmCare's net revenue, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands). The increase in total identifiable assets as of December 31, 2011 primarily relates to the goodwill and other intangible assets recorded in connection with the Merger.

	As of and for the year ended December 31,
	2011	2010	2009
Net revenue	$1,667,062	$1,478,462	$1,225,828
Income from operations	164,242	166,925	139,597
Total identifiable assets	2,459,724	678,901	583,806

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on EmCare's financial results.

Services

        We provide a full range of facility-based physician staffing and related management services for emergency department, anesthesiology, hospitalist/inpatient services, radiology, teleradiology and surgery programs, which include:

        Contract Management.    We utilize an integrated approach to contract management that involves physicians, non-clinical business experts, and operational and quality assurance specialists. An on-site medical director is responsible for the day-to-day oversight of the operation, including clinical quality, and works closely with the facility's management in developing strategic initiatives and objectives. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer's expectations are identified, that service plans are developed and executed to meet those expectations, and that our and the customer's financial objectives are achieved.

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

        Recruiting.    Many healthcare facilities lack the dedicated resources necessary to identify and attract specialized, career-oriented physicians. We have committed significant resources to the development of EmSource, a proprietary national physician database that we utilize in our recruiting programs across the country. Our marketing and recruiting staff continuously updates our database of more than 900,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates. We actively recruit physicians through various media options including telemarketing, direct mail, conventions, journal advertising and our internet site.

        Scheduling.    Our scheduling departments schedule, or assist our medical directors in scheduling, physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24-hour service to ensure that unscheduled shift vacancies, due to situations such as physician illness and personal emergencies, are filled with alternative coverage.

        Operational Assessments.    We undertake operational assessments for our hospital customers that include comprehensive reviews of critical operational metrics, including turnaround times, triage systems, "left without being seen," throughput times and operating systems. These assessments establish baseline values, which are used to develop and implement process improvement programs, and then we monitor the success of the initiatives. We also design and implement customized patient satisfaction programs for our hospital customers. These programs are delivered to the clinical and non-clinical members of the hospital emergency department as well as other areas of a healthcare facility where outsourced services are being provided.

        Practice Support Services.    We provide a substantial portion of our services to healthcare facilities through our affiliate physician groups. However, in some situations facilities and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet these needs. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2011, we had 10 practice support agreements which generated $32 million in net revenue.

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

        Tracking and Trending Claims.    We utilize an extensive claims database developed from our experience in the emergency department setting to identify claim trends and risk factors so that we can better target our risk management initiatives. Each year, we target the medical conditions associated with our most frequent professional liability claims, and provide detailed education to assist our affiliated medical professionals in treating these medical conditions.

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

        Clinical Fail-Safe Programs.    We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We have developed "fail-safe" clinical tools and make them available to our affiliated physicians for use in conjunction with their practice. These "fail-safe" tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions (e.g., a heart attack).

        Professional Liability Claims Committee.    Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare's Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare's risk management personnel to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Billing and Collections

        We receive payment for patient services from:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  health maintenance organizations, or HMOs, preferred provider organizations and private insurers,

  •
  hospitals in the form of subsidies or fees for management services provided, and

  •
  individual patients.

        The table below presents EmCare's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded:

	Percentage of EmCare cash collections for the year ended December 31,
	2011	2010	2009
Medicare	14.3%	15.5%	14.6%
Medicaid	4.4	5.0	3.8
Commercial insurance/managed care	57.1	52.5	56.5
Self-pay	2.8	2.6	2.5
Subsidies/fees	21.4	24.4	22.6

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We code and bill for most of our emergency department and hospitalist physician services through our wholly-owned subsidiary, Reimbursement Technologies, Inc. We utilize state-of-the-art document imaging and paperless workflow processes to expedite the billing cycle and improve compliance and customer service. Coding and billing for our anesthesiology and radiology services is provided by a combination of internal and external billing companies. Certain emergency department services are also billed by external billing companies.

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 750 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements and has the capability to electronically submit most claims to the third party payors' systems. We forward uncollected accounts electronically to three outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

Contracts

        We have contracts with (i) hospital customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services, and (iii) affiliated physician groups and medical professionals to provide management services and various benefits. We also contract with large health systems as a national preferred provider of facility-based services.

        We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. EmCare or a subsidiary most frequently contracts directly with the hospital to provide physician staffing and management services. In some instances, a physician-owned professional corporation contracts with the hospital to provide physician staffing and management services, and the professional corporation, in turn, contracts with us for a wide range of management and administrative services including billing, scheduling support, accounting and other services. The professional corporation pays our management fee out of the fees it collects from patients, third party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us. We refer to all of these physicians as our affiliated physicians, and these physicians and other individuals as our healthcare professionals.

        Hospital and Practice Support Contracts.    As of December 31, 2011, EmCare provided services under 572 contracts. Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

        Our contracts with hospitals provide for one of three payment models:

  •
  we bill patients and third party payors directly for physician fees,

  •
  we bill patients and third party payors directly for physician fees, with the hospital paying us an additional pre-arranged fee for our services, or

  •
  we bill the hospitals directly for the services of the physicians.

        In all cases, the hospitals are responsible for billing and collecting for non-physician-related services as well as for providing the capital for medical equipment and supplies associated with the services we provide.

        We have established long-term relationships with some of the largest healthcare service providers in the country. None of these large customers, which have numerous individual contracts, represent revenue in the aggregate that amounts to 10% of our total net revenue for the years ended December 31, 2011, 2010, or 2009. Our top ten contracts represent $158.5 million, or 10%, of EmCare's net revenue for the year ended December 31, 2011. We have maintained our relationships with these customers for an average of 13 years.

        Affiliated Physician Group Contracts.    In most states, we contract directly with our hospital customers to provide physician staffing and related management services. We, in turn, contract with a professional corporation that is wholly owned by one or more physicians, which we refer to as an affiliated physician group, or with independent contractor physicians. It is these physicians who provide the medical professional services. We then provide comprehensive management services to the physicians. We typically provide professional liability and workers compensation coverage to our affiliated physicians.

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

Intellectual Property

        We have registered the trademark EmCare and the EmCare logo in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the EMSC and EmCare trademarks and the EmTrac, EmComp, and EmBillz software, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Sales and Marketing

        Contracts for outsourced facility-based services are obtained through strategic marketing programs and responses to requests for proposals. EmCare's business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group in his or her territory. A significant portion of the compensation program for these sales professionals is commission-based, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising, conventions and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

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

Competition

        The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 1,000 national, regional and local providers handling an estimated 128 million patient visits in 2009. There are nearly 5,000 hospitals in the United States with emergency departments, of which approximately 66% currently outsource physician services. Of these hospitals that outsource, we believe approximately 48% contract with a local provider, 21% contract with regional provider and 31% contract with a national provider.

        Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 6% share based on number of contracts. Other national providers of outsourced emergency department services are Hospital Physician Partners, Schumacher Group and California Emergency Physicians.

        The markets for anesthesiology, inpatient and radiology services are also highly fragmented. For anesthesiology services, we have a 2% share of the market with an additional 3% market share split between Sheridan Healthcare, MEDNAX National Medical Group, and NorthStar Anesthesia. For inpatient services, Cogent HMG and Apogee are the market leaders, each with a 3% share. Other national providers are Team Health and IPC. For radiology services, three other national providers each have a market share similar to ours at 1%.

Insurance

        Professional Liability Program.    For the period January 1, 2002 through December 31, 2011, our professional liability insurance program provided "claims-made" insurance coverage with a limit of $1 million per loss event and a $3 million annual per provider aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. In addition, from time to time, we contract with insurance providers outside of our insurance program, customarily when the third party provider can provide economically more favorable terms to our insurance program for a specific specialist practice, or if it is a legacy provider from acquisitions.Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

        For the 2002 through 2011 calendar years, most of our professional liability insurance coverage was provided by Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2011 calendar years.

        Captive Insurance Arrangement.    Our captive insurance company, EMCA, is a wholly owned subsidiary of EmCare, formed under the Companies Law of the Cayman Islands. EMCA reinsures CCC for all losses associated with the CCC insurance policies under the professional liability insurance program, and provides collateral for the reinsurance arrangement through a trust agreement.

        Workers Compensation Program.    For the period September 1, 2002 through August 31, 2004, we procured workers compensation insurance coverage for employees of EmCare and affiliated physician groups through CCC. CCC reinsures a portion of this workers compensation exposure, on both a per claim and an aggregate basis, with EMCA.

        From September 1, 2004 through August 31, 2007, EmCare insured its workers compensation exposure through The Travelers Indemnity Company, which reinsured a portion of the exposure with EMCA. From September 1, 2007 through August 31, 2009, EmCare insured its workers compensation exposure through an insurance subsidiary of American International Group, Inc., or AIG. Beginning September 1, 2009, EmCare insured, and continues to insure, its workers compensation exposure through Sentry Insurance Companies.

Employees and Independent Contractors

        The following is the breakdown of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2011.

Job Classification	Full-time	Part-time	Total
Physicians	2,226	3,117	5,343
Physician assistants	429	329	758
Nurse practitioners	597	420	1,017
Non-clinical employees	1,607	373	1,980

Total	4,859	4,239	9,098

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

AMERICAN MEDICAL RESPONSE

        American Medical Response, Inc., or AMR, has developed the largest network of ambulance services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2011, we had a 7% share of the total ambulance services market and a 16% share of the outsourced ambulance market. During 2011, AMR treated and transported approximately 3.2 million patients in 42 states and the District of Columbia utilizing nearly 4,400 vehicles that operated out of more than 200 sites. AMR has more than 3,600 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with insurance companies, healthcare facilities, and government agencies.

        During 2011, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 27% of AMR's net revenue for the same period. The remaining balance of net revenue for 2011 was generated from managed transportation services, fixed-wing air ambulance services, and the provision of training, dispatch and other services to communities and public safety agencies.

        AMR also has a national contract with the Federal Emergency Management Agency, or FEMA, to provide ambulance and para-transit services, as well as rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies in the full 48 contiguous states.

        As derived from our annual audited consolidated financial statements, AMR's net revenue, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands). The increase in total identifiable assets as of December 31, 2011 primarily relates to the goodwill and other intangible assets recorded in connection with the Merger.

	As of and for the year ended December 31,
	2011	2010	2009
Net revenue	$1,440,539	$1,380,860	$1,343,857
Income from operations	49,170	79,058	73,539
Total identifiable assets	1,318,772	784,454	730,956

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on AMR's financial results.

        We provide substantially all of our medical transportation services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

Services

        We provide a full range of emergency and non-emergency ambulance transport and related services, which include:

        911 Response Services.    We provide emergency response services primarily under long-term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to 911 calls in the designated area within a specified response time. We utilize two types of ambulance units—Advanced Life Support, or ALS, units and Basic Life Support, or BLS, units. ALS units, which are staffed by two paramedics or one paramedic and an EMT are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the patient's medical situation.

        Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 10% of AMR's net revenue for 2011.

        Non-Emergency Medical Transportation Services.    We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi-exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the "preferred" provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

        Non-emergency medical transportation services include: (i) inter-facility critical care transport, (ii) wheelchair and stretcher-car transports, and (iii) other inter-facility transports.

  •
  Critical care transports are provided to medically unstable patients, such as cardiac patients and neonatal patients who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our medical specialists or by an employee of a healthcare facility to attend to a patient's specific medical needs.

  •
  Wheelchair and stretcher-car transports are non-medical transportation provided to handicapped and certain non-ambulatory persons in some service areas. In providing this service, we use vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation, or CPR.

  •
  Other inter-facility transports, requiring advanced or basic levels of medical supervision during transfer, may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments, such as MRI testing, CAT scans, dialysis or radiation therapy, available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs.

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

  •
  Dispatch Services.  Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, air medical transport programs and others.

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

  •
  Paramedic Training.  We own and operate National College of Technical Instruction, or NCTI, the largest paramedic training college in the United States, operating more accredited programs than any other school, with nearly 1,200 graduates in 2011.

  •
  Fixed-wing Air Ambulance Services.  We own Air Ambulance Specialists, Inc., a company that arranges fixed-wing air ambulance transportation services.

Medical Personnel and Quality Assurance

        Approximately 74% of our 17,000 employees have daily contact with patients, including approximately 5,400 paramedics, 7,000 EMTs and 200 nurses. Paramedics and EMTs must be state-certified and locally credentialed to transport patients and perform emergency care services. Certification as an EMT typically requires completion of approximately 150 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Paramedic training involves over 1,000 hours of didactic and clinical education focused on advanced levels of care. In addition, specialized courses may be completed to target specific patient populations (such as pediatrics, geriatrics, trauma, burns, etc).

        In most communities, the local physician medical director (often in conjunction with a physician advisory board) develops medical protocols to be followed by paramedics and EMTs in a service area. In addition, real-time instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency physicians. This consultation allows for more comprehensive evaluation and treatment of difficult cases. Like physicians, both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training and/or examinations to maintain their certifications.

        AMR has a strong commitment to provide high quality pre- and post-hospital emergency medical care. Our focus on patient care is based on the published medical literature, participation with leading academic medical centers throughout the country, affiliation with international efforts to improve clinical care in EMS and our innovative approach known as AMR Medicine. In each individual location in which we provide services, a physician associated with a hospital we serve monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards. Our participation and leadership in national EMS organizations underscores the importance of our philosophy on patient care.

        Of note, our commitment to quality is also reflected in the fact that a number of our operations across the country are accredited by the Commission on Accreditation of Ambulance Services, or CAAS, representing 13% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

        Our internal patient billing services, or PBS, offices located across the United States invoice and collect for our services. We receive payment from the following sources:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  HMOs and private insurers,

  •
  individual patients, and

  •
  fees for stand-by and event driven coverage, including from our national contract with FEMA, and community subsidies.

        The table below presents AMR's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded:

	Percentage of AMR cash collections for the year ended December 31,
	2011	2010	2009
Medicare	27.8%	28.6%	30.6%
Medicaid	6.5	6.3	5.7
Commercial insurance/managed care	43.0	44.8	44.9
Self-pay	6.9	6.0	5.2
Fees/subsidies	15.8	14.3	13.6

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We have substantial experience in processing claims to third party payors and employ a billing staff trained in third party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements, and have the capability to electronically submit claims to the extent third party payors' systems permit. These systems also provide for tracking of accounts receivable and status of pending payments.

        Companies in the ambulance services industry maintain significant provisions for doubtful accounts, or uncompensated care, compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency medical transportation services. Our provision for uncompensated care generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations."

        State licensing requirements, as well as contracts with communities and healthcare facilities, typically require us to provide ambulance services without regard to a patient's insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts is considered in negotiating a government-paid subsidy to provide for uncompensated care, and permitted billing rates under contracts with a community or government agency.

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in such regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Modernization Act, established regional rates, certain of which are higher than the BBA's national rates, and provided for the blending of the regional and national rates which extend the initial phase-in period until January 1, 2010. In addition, the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which was in effect through December 31, 2009 and was subsequently extended to December 31, 2010 pursuant to the Patient Protection and Affordable Care Act. The Medicare and Medicaid Extenders Act of 2010 extended this funding through December 31, 2011. The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, further extended this funding through February 29, 2012 and legislation passed in February 2012 extended this through December 31, 2012.

        Because the Medicare Modernization Act relief is of limited duration, we continue to pursue strategies to offset the decreases mandated by the BBA, including seeking fee and subsidy increases.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in an increase in AMR's net revenue of approximately $24 million in 2009, a decrease in AMR's net revenue of approximately $18 million in 2010, and an increase of less than $1 million in 2011. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $6 million during 2012. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

        See "Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2011, we had 165 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2011, our top ten 911 contracts accounted for approximately $304 million, or 21% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 30 years.

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

        Non-Emergency Transport.    We have nearly 3,500 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

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

Dispatch and Communications

        Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours a day, seven days a week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of System Status Management, or SSM, technology to help determine optimal ambulance deployment and selection. In addition to dispatching our own ambulances, we also provide dispatching service for 48 communities where we are not an ambulance service provider. Our dispatch centers are staffed by EMTs and other experienced personnel who use local medical protocols to analyze and triage a medical situation and determine the best mode of transport.

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

        We have three management information systems that we believe have significantly enhanced our operations—our e-PCR technology, an electronic patient care record-keeping system; our Millennium call-taking system, a call-taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies; and our SSM ambulance positioning system, a technology which enables us to use historical data on fleet usage patterns to predict where our medical transportation services are likely to be required.

Intellectual Property

        We have registered the trademarks American Medical Response and the AMR logo and certain other trademarks and service marks in the United States. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered the copyrights in our ePCR software and certain other copyrightable works. Copyright protection begins upon the creation of the copyrightable work and endures for the life of the author plus 70 years or, for a work made for hire that is unpublished, 120 years. We have also developed proprietary technology that we protect through contractual provisions and confidentiality procedures and agreements. Other than the American Medical Response and AMR trademarks and the ePCR, Millennium and SSM systems, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

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

        We utilize an on-board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in a significant number of our vehicles in emergency response markets. During 2011 we equipped our vehicles with power stretchers, which we expect will reduce the number of lifting injuries to our employees.

Competition

        Our predominant competitors are fire departments and other local governmental providers, with approximately 55% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve.

        Competition in the ambulance transport market is based primarily on:

  •
  pricing,

  •
  the ability to improve customer service, such as on-time performance and efficient call intake,

  •
  the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel, and

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, is the only other national provider of ambulance transport services and generates ambulance transport revenue less than half of AMR's net revenue. Other larger private provider competitors include Acadian Ambulance Service in Louisiana, Paramedics Plus in Texas, Oklahoma, Indiana, Florida and California, and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

        Workers Compensation, Auto and General Liability.    We have retained liability for the first $1 million to $3 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co., through an insurance subsidiary of AIG, or through our Cayman-based captive insurance subsidiary, EMCA Insurance Company, Ltd., or EMCA. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

        Professional Liability.    Since April 15, 2001, we have a self-insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, covers the first $5 to $5.5 million for policy periods from April 15, 2002 through April 1, 2010, and covers the first $3 million after April 1, 2010. We have umbrella policies with third party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million to $20 million for each separate policy period.

Environmental Matters

        We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. Noncompliance with these requirements may result in significant fines or penalties or limitations on our operations or claims for remediation costs, as well as alleged personal injury or property damages. We believe our current operations are in substantial compliance with all applicable environmental, health and safety requirements and that we maintain all material permits required to operate our business.

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

Employees

        The following is the breakdown of our employees by job classification as of December 31, 2011.

Job Classification	Full-time	Part-time	Total
Paramedics	3,684	1,736	5,420
Emergency medical technicians	4,611	2,365	6,976
Nurses	116	103	219
Support personnel	3,899	550	4,449

Total	12,310	4,754	17,064

        Approximately 45% of our employees are represented by 40 collective bargaining agreements. A total of 18 collective bargaining agreements, representing approximately 4,900 employees, are subject to renegotiation in 2012. While we believe we maintain a good working relationship with our employees, we have experienced some union work actions. We do not expect these actions to have a material adverse effect on our ability to provide service to our patients and communities.

Our Competitive Strengths

        We believe the following competitive strengths position our company to capitalize on the favorable trends occurring within the healthcare industry and the emergency medical services markets.

        Leading Player in Two Large, Growing and Highly Fragmented Markets.    We are a leading provider of outsourced facility-based physician services and medical transportation services in the United States. We have significant scale with approximately 14.8 million patient encounters annually in over 2,200 communities across the United States. The markets in which we compete are highly fragmented with minimal presence from national providers, which we believe results in significant opportunities for continued market share gains as well as strategic "tuck-in" acquisitions. We believe our track record of consistently meeting or exceeding our customers' service expectations across both of our businesses affords us the opportunity to compete effectively in the bidding process for new contracts, as well as to continue to grow complementary service offerings.

        Strong, Stable Underlying Industry Volume Trends.    We operate within an attractive segment of healthcare services that is supported by strong and stable underlying market volume trends. Based on available data, hospital ED visits have grown at a compound annual growth rate, or CAGR, of 2.5% from 1999 to 2009, and ambulance transports have increased at a CAGR of 3.9% from 2003 to 2009, with no year-over-year declines in market volumes over these periods. These stable, historical market volumes are primarily supported by the critical non-discretionary nature of emergency medical services, as well as aging demographics and a shortage of primary care physicians in the United States.

        Broad Spread of Risk with Significant Customer, Geographic and Contract Diversification.    Because of our diverse revenue base, we are not reliant on any single facility, community or market. As of December 31, 2011, EmCare had 572 individual facility contracts, with the top 10 contracts representing only 10% of EmCare net revenue, and no customer (including all facility contracts under a single hospital system) comprised more than 10% of total net revenue. As of December 31, 2011, AMR had 165 exclusive "911" emergency services contracts and 3,485 non-emergency transport arrangements. AMR's top ten "911" contracts accounted for approximately 21% of AMR net revenue in 2011. We believe that our other services, including anesthesia, hospitalist, radiology, managed transportation and fixed-wing air transport services, also exhibit a broad spread of risk through a diversified customer base and geographic footprint.

        Attractive Business Model with Stable Cash Flows and Proven Ability to De-Lever our Balance Sheet.    We believe our operating model and the contractual nature of our businesses drive a meaningful amount of recurring revenue which, combined with our relatively low capital expenditure and working capital requirements, lead to strong and predictable cash flows. During 2011, approximately 86% of our net revenue was generated under exclusive contracts. We believe these exclusive contracts and the critical care nature of our services have historically resulted in long-term, stable customer relationships. EmCare and AMR have maintained relationships with their ten largest customers for 13 and 30 years, respectively. We believe our ability to consistently deliver high levels of customer service and continue to improve our customer's key metrics are illustrated by our high contract retention rates of 84% in EmCare and 99% in AMR as of December 31, 2011.

        Favorable Pricing Environment with Unique Reimbursement Characteristics.    Pricing and reimbursement for EmCare and AMR services have historically been favorable. We believe this trend will remain stable into the future. At EmCare, commercial payor leverage is reduced due to the emergency nature of the services, and physician reimbursement under Medicare has historically been stable. In addition, in many of our hospital contracts, we have the ability to obtain or increase subsidies to offset any reimbursement or payor mix changes. At AMR, communities and municipalities set emergency allowable rates for commercial payors and, with limited exception, do not pay for services out of the tax base. Further, we expect future Medicare reimbursement of ambulance services to be stable given that the phase-in of the Medicare national ambulance fee schedule was completed in 2010, and reimbursement for ambulance services represents a relatively small proportion of total Medicare spending. In addition, at both EmCare and AMR we have visibility into payor mix prior to entering into new contracts, and our payor mix has been stable over time, which allows us to more effectively manage exposure to each payor category.

        Opportunities for Continued Cost Reduction and Productivity Improvement.    We have a strong track record of profitable growth. Our consistent earnings growth and margin expansion over the last several years have been driven by our management's continuous focus on cost reductions and productivity improvements as well as benefits realized from information technology investments. We believe there are additional opportunities to continue to drive margin improvements in the future through targeted initiatives and additional technology enhancements.

        Increased Outsourcing of Health Services.    We believe market conditions are conducive to continued outsourcing of health services. In the EmCare segment, hospitals are increasingly outsourcing physician services due to increased cost pressures, the need to enhance operating efficiency, difficulties in physician recruiting and retention, the future possibility of pay-for-performance models and the desire to improve quality of care while reducing patient care cost. In the AMR segment, communities are increasingly outsourcing emergency medical transportation services due to cost pressures and budget constraints, the need for quality enhancement and improved clinical outcomes, the lack of risk management expertise and the pressure to meet peak demands.

        Strong and Experienced Management Team with Demonstrated Track Record of Performance.    We have a strong and deep management team with a historical track record of success. Many of our officers have decades of industry experience and significant tenure at EMSC. We are led by William Sanger, CEO, who has 35 years of industry experience, Randy Owen, EVP and CFO, who has 29 years of industry experience, Todd Zimmerman, EmCare President and EVP, who has 20 years of industry experience, and Mark Bruning, AMR President, who has 28 years of industry experience. Our current management team has led us through a series of initiatives focused on driving organic revenue growth and productivity and efficiency gains as well as executing several strategic acquisitions.

Business Strategy

        Our objective is to continue to be a leader in outsourced facility-based physician services and medical transportation services in the United States as we pursue the following strategies and initiatives:

        Achieve Organic Growth through Market Share Gains and Continued Outsourcing.    We believe we have a unique competency in the treatment, management and billing of episodic and unscheduled patient care. We believe our long operating history, significant scope and scale, and leading market positions provide us with new and expanded opportunities to grow our customer base through market share gains from local and regional competitors as well as through continued outsourcing of physician and medical transportation services by hospitals and communities. Specifically, we believe EmCare has a competitive advantage over local and regional outsourced physician groups due to its more advanced patient flow processes, better management tools, core competencies in coding and billing, and broader physician access, which we believe has driven EmCare's strong track record in improving performance metrics for its customers. We believe that market share gains at AMR will be driven by AMR's strong brand recognition, economies of scale in purchasing, high quality service levels, strong clinical expertise and information technology capabilities. Given AMR's scale, we also believe we are well-positioned to compete for potential new outsourcing contracts from municipalities that are currently faced with budget constraints, including rising public safety pension liabilities. For both EmCare and AMR, we have been successful in using our scale to obtain regional and national contracts with healthcare systems, free-standing facilities and insurance providers for single and multiple service lines.

        Grow Complementary Service Lines by Cross-Selling to Existing Customers and Adding New Customers.    We believe our track record of maintaining successful long-term relationships with customers, combined with the expanded breadth of our service offerings, creates opportunities for us to increase revenue from our existing customer base and add new customers seeking services we previously did not provide. We have entered complementary service lines at both EmCare and AMR that are designed to leverage our core competencies. At EmCare, we continue to expand our anesthesiology, hospitalist, radiology and teleradiology services through acquisitions and cross-selling to existing facilities. We believe this provides significant future opportunities for cross-selling to our existing customers. In addition, our cross-selling potential is enhanced by our national and regional contracts, which provide preferred access to a number of healthcare facilities throughout the United States. At AMR, we have also expanded our service lines over the last several years to complement our emergency and non-emergency response services. For example, we continue to expand our managed transportation services by contracting with new payors, including governmental agencies, and providers. In addition, we believe we have opportunities to cross-sell our fixed-wing air transportation services to our existing ground ambulance customers.

        Supplement Organic Growth with Opportunistic Acquisitions.    The outsourced facility-based physician services and medical transportation services industries are highly fragmented, with only a few large national providers. We believe we have a successful track record of making strategic acquisitions at attractive valuations designed to enhance our market position and improve our value proposition for customers. We expect to continue pursuing select acquisitions within both EmCare and AMR, including acquisitions to enhance our presence in existing markets as well as to facilitate our entry into new geographies. We will also continue to explore the acquisition of complementary businesses and seek opportunities to expand the scope of services we provide. While we believe there are substantial opportunities for additional "tuck-in" acquisitions, we intend to continue to follow a disciplined strategy by analyzing each opportunity with careful consideration of the strategic rationale and the impact on our financial flexibility and liquidity.

        Enhance Operational Efficiencies and Productivity to Drive Continued Margin Improvement.    We believe there are significant opportunities to build upon our success in improving our productivity and profitability at both EmCare and AMR. At EmCare, we continue to focus on initiatives to improve physician productivity, including more efficient scheduling around peak and off-peak hours, use of mid-level providers as well as improving and realigning physician compensation programs to help accelerate productivity gains. EmCare also has opportunities for continued process efficiencies to improve billing/collection cycle times and reduce costs with the implementation of electronic medical record systems at our client facilities. At AMR, we expect to benefit from additional investments in technology, such as the continued roll-out of ePCR (electronic patient care records) to enhance data collection accuracy and billing system automation to reduce our billing costs and DSO. We also expect to continue to benefit from increased productivity through scheduling and deployment optimization software. In addition, we believe there are opportunities for operating expense efficiencies in areas such as fleet management and resource utilization. Furthermore, we will continue to utilize risk management programs for loss prevention and early intervention. This may include continued use of clinical "fail safes" and technology and equipment in ambulances to reduce vehicular incidents and lifting injuries.

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

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For 2011, we received approximately 21% of our net revenue from Medicare and 5% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

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

        Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a determination is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

        We establish an allowance for discounts applicable to Medicare, Medicaid and other third party payors and for doubtful accounts, or uncompensated care, based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts, or uncompensated care, on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

        We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through rate increases to specific payors, cost reductions, increased volume, the introduction of additional procedures or otherwise.

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon a national fee schedule, or Physician Fee Schedule, which contains a list of uniform rates. The payment rates under the Physician Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. Payment rates under the Physician Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index, or MEI, which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Physician Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. For 2012, the Center for Medicare and Medicaid Services, or CMS, projected a rate reduction of 27.4% under the statutory formula. The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, froze the updates through February 29, 2012 to prevent any reduction in payment rates. Legislation passed in February 2012 extended this through December 31, 2012. Medicare reimbursement to physicians could be reduced approximately 30% after December 31, 2012 unless Congress takes further action.

        Medicare Reassignment.    The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. Historically, there was no exception that allowed us to directly receive Medicare payments related to the services of independent contractor physicians. However, the Medicare Modernization Act amended the Medicare reassignment statute as of December 8, 2003 and now permits our independent contractor physicians to reassign their Medicare receivables to us under certain circumstances. In 2004, CMS promulgated regulations implementing this statutory change. The regulations impose two additional program integrity safeguard requirements on reassignments made under the independent contractor exception. These require that both the entity receiving payment and the physician be jointly and severally responsible for any Medicare overpayment to that entity, and the physician have unrestricted access to claims submitted by an entity for services provided by the physician. We have taken steps to ensure all reassignments by independent contractor physicians comply with these regulatory requirements.

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

        The SNF Prospective Payment System.    Under the Medicare prospective payment system applicable to skilled nursing facilities, or SNFs, the SNFs are financially responsible for some ancillary services, including certain ambulance transports, or PPS transports, rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF's Medicare patients. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General of the Department of Health and Human Services, or OIG, has issued two industry-wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe AMR currently has procedures in place to correctly identify and bill for PPS transports, we cannot assure you that AMR will not be subject to such recoupments and other possible penalties.

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

        Ambulance Services Fee Schedule.    In February 2002, the Health Care Financing Administration, now renamed CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Ambulance Fee Schedule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Ambulance Fee Schedule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

        The Ambulance Fee Schedule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year for inflation. Additional adjustments to the base rate conversion factor are included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Ambulance Fee Schedule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare's allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient.

        With the passage of the Medicare Modernization Act, temporary modifications were made to the amounts payable under the Ambulance Fee Schedule in order to mitigate decreases in reimbursement in some regions caused by the Ambulance Fee Schedule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeded the national Ambulance Fee Schedule, the regional fee schedule was blended with the national Ambulance Fee Schedule on a temporary basis, until January 1, 2010. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. As partial relief, effective July 1, 2008 the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase in rates which was in effect through December 31, 2009 and was subsequently extended to December 31, 2010 pursuant to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively referred to as the PPACA. The Medicare and Medicaid Extenders Act of 2010 extended this funding through December 31, 2011. The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, further extended this funding through February 29, 2012 and legislation passed in February 2012 extended this through December 31, 2012.

        PPACA also amended the annual inflation factor to add a productivity adjustment for ambulance services, beginning January 1, 2011, which may result in the annual percentage increase being less than zero for a year and may result in payment rates that are less than such payment rates for the preceding year.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in an increase in AMR's net revenue of approximately $24 million in 2009, a decrease in AMR's net revenue of approximately $18 million in 2010, and an increase of less than $1 million in 2011. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $6 million during 2012. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

Federal False Claims Act

        Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These "qui tam" whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. As part of PPACA, statutory provisions were added which allow improper retention of an overpayment for sixty days or more to be a basis for a false claim act allegation, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

        The government and some courts have taken the position that claims presented in violation of the various statutes, including the federal Anti-Kickback Statute and the Stark Law, described below, can be considered a violation of the federal False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. PPACA includes a provision codifying this view as to the Anti-kickback Statute by stating that the government may assert that a claim including items or services resulting from a violation of the federal Anti-kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Federal Anti-Kickback Statute

        We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. Last year, as part of PPACA, Congress amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it, making it easier for the government to prove that a defendant had the requisite state of mind or "scienter" required for a violation. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 in which parties can seek an advisory opinion from the OIG.

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

        Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies: (1) transports for which the facility must pay the ambulance company, and (2) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government- funded transports. The OIG opined that such discounts implicate the Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG's views. In 2006, we entered into a settlement with the U.S. Department of Justice and a Corporate Integrity Agreement, or CIA, to settle allegations that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The term of that CIA has expired, we have filed a final report, and this CIA was released in February 2012.

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

Fee-Splitting; Corporate Practice of Medicine

        EmCare employs or contracts with physicians or physician-owned professional corporations to deliver services to our hospital customers and their patients. We frequently enter into management services contracts with these physicians and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These activities are subject to various state laws that prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician's professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on corporate practice of medicine. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

Federal Stark Law

        We are also subject to the federal self-referral prohibitions, commonly known as the "Stark Law." Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally-funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Although we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

        We are also subject to other federal healthcare fraud and abuse laws. Under HIPAA, there are two additional federal crimes that could have an impact on our business: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters." The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

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

Administrative Simplification Provisions of HIPAA

        Among other directives, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) required the federal Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of certain individually identifiable protected health information (PHI) by "HIPAA covered entities," which include entities like AMR and EmCare.

        In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic PHI received, maintained, or transmitted. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

        The American Recovery and Reinvestment Act (ARRA), enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH), which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to "HIPAA business associates," which include EmCare when we are working on behalf of our affiliated medical groups.

        Violations of the HIPAA privacy and security standards, as amended by the HITECH Act, may result in civil and criminal penalties. The civil penalties range from $100 to $50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with the recently promulgated "breach notification" regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of "unsecured PHI" as defined by HHS guidance, which may cause financial, reputational or other harm to the affected individuals. In addition, notification must be provided to the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

        Under HITECH, State Attorneys General now have the right to prosecute HIPAA violations committed against residents of their states. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and their business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of HITECH, we expect increased federal and state HIPAA privacy and security enforcement efforts.

        Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused.

        HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD-10 for medical coding on October 1, 2013. In a related final rule released the same day, HHS mandated that transaction standards for all electronic health care claims must switch to Version 5010 from Version 4010/4010A by April 1, 2012. We may incur additional costs for system updates, training, and other resources required to implement these changes.

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

State Fraud and Abuse Provisions

        We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third- party payor, including commercial insurers, not just those reimbursed by a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

        Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986, or EMTALA, which prohibits "patient dumping" by requiring hospitals and hospital emergency departments and others to assess and stabilize any patient presenting to the hospital's emergency department or urgent care center requesting care for an emergency medical condition, regardless of the patient's ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of EMTALA can result in civil penalties and exclusion of the offending physician from the Medicare and Medicaid programs.

        In addition to EMTALA and its state law equivalents, significant aspects of our operations are affected by state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with applicable laws and regulations can result in civil and criminal fines and penalties and loss of licensure.

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

Corporate Compliance Program and Corporate Integrity Obligations

        We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and our policies. Our program also attempts to monitor compliance with our Corporate Compliance Plan, which details our standards for: (1) business ethics, (2) compliance with applicable federal, state and local laws, and (3) business conduct. We have an Ethics and Compliance Department whose focus is to prevent, detect and mitigate regulatory risks. We attempt to accomplish this mission through:

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

        As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. A provision passed as part of healthcare reform legislation requires that any overpayments be refunded within sixty days of discovery. Failure to refund overpayments on a timely basis could result in civil monetary penalties or provide a basis for a false claims act allegation.

        When the United States government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a CIA with the OIG for a set period of years. As a condition to settlement of government investigations, certain of our operations were and are subject to two separate CIAs with the OIG. The first CIA relates to the settlement of an investigation into alleged violations of the Anti-Kickback Statute in Texas and covers the period of September 2005 through September 2011. We have completed our obligations under that CIA, including our final report, and this CIA was released in February 2012. The second CIA relates to the settlement of an investigation into alleged AMR conduct arising in its New York City operations and covers the period of May 2011 through May 2016. As part of these CIAs, AMR is required to establish and maintain a compliance program that includes the following elements: (1) a compliance officer and committee, (2) written standards including a code of conduct and policies and procedures, (3) general and specific training and education, (4) claims review by an independent review organization, (5) disclosure program for reporting of compliance issues or questions, (6) screening and removal processes for ineligible persons, (7) notification of government investigations or legal proceedings, (8) establishment of safeguards applicable to our contracting processes and (9) reporting of overpayments and other "reportable events."

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

        See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" for additional information related to regulatory matters.

Additional Information

        We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The SEC maintains an internet website, www.sec.gov, that contains reports, and other information regarding issuers that file electronically with the SEC. Copies of materials that we file with the SEC can also be obtained at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Our website address is www.emsc.net. Under the "Investor Relations" heading on our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC.

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

Risk Related to Our Business

We could be subject to lawsuits for which we are not fully reserved.

        In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs.

        EmCare generally procures professional liability insurance coverage for its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, insurance coverage has been provided by affiliates of CNA Insurance Company, which then reinsures the entire program, procured primarily by EmCare's wholly-owned subsidiary, EMCA. Workers compensation coverage for EmCare's employees and applicable affiliated medical professionals is provided under a similar structure for the period through August 31, 2007. AMR currently has a self-insurance program fronted by unrelated third parties for all of its insurance programs subsequent to September 1, 2001. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

        Our liability to pay for EmCare's and certain of AMR's insurance program losses is collateralized by funds held through EMCA and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. Should our AMR losses with respect to such claims exceed the collateral held by AMR's insurance providers in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts. See Item 1, "Business—EmCare—Insurance" and Item 1, "Business—American Medical Response—Insurance."

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business.

        We are subject to various federal, state, and local laws and regulations including, but not limited to the Employee Retirement Income Security Act of 1974, or ERISA, and regulations promulgated by the Internal Revenue Service, the United States Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

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

        In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Claims Liability and Professional Liability Reserves" and Note 16 to our audited financial statements included in Item 8.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

        Some of our insurance coverage is through various third party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

Volatility in market conditions could negatively impact insurance collateral balances and result in additional funding requirements.

        Our insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties. The volatility experienced in the market has not had a material impact to our financial position or performance. Future volatility could, however, negatively impact the insurance collateral balances and result in additional funding requirements.

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

        In our fee-for-service arrangements, which generated approximately 81% of our net revenue for the year ended December 31, 2011, we, or our affiliated physicians, collect the fees for transports and physician services provided. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See Item 1A, "Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations." In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

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

We are required to make capital expenditures for our ambulance services business in order to remain compliant and competitive.

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $65 million, $49 million, and $45 million in the years ended December 31, 2011, 2010 and 2009, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

        A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient encounters and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the year ended December 31, 2011 was generated under contracts, including exclusive contracts that accounted for approximately 86% of our 2011 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal, or RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

The high level of competition in our segments of the market for medical services could adversely affect our contract and revenue base.

        EmCare.    The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase or maintain profit margins. We compete with both national and regional enterprises such as Team Health, Hospital Physician Partners, The Schumacher Group, Sheridan Healthcare, California Emergency Physicians, National Emergency Services Healthcare Group, and IPC, some of which may have greater financial and other resources available to them, greater access to physicians or greater access to potential customers. We also compete against local physician groups and self-operated facility-based physician services departments for satisfying staffing and scheduling needs.

        AMR.    The market for providing ambulance transport services to municipalities, counties, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as Rural/Metro Corporation, Southwest Ambulance, Paramedics Plus and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

        We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.

        Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

        Our ability to compete effectively depends in part upon our rights in trademarks, copyrights, other intellectual property and proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement or misappropriation against us could prevent us from providing services, which could have a material adverse effect on our business, financial condition or results of operations.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

        Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including increasing revenue from existing customers, growing our customer base, expanding our existing service lines, pursuing select acquisitions, implementing cost rationalization and other productivity initiatives, focusing on risk mitigation and utilizing technology to differentiate our services and improve profitability. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

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

        As of December 31, 2011, we contracted with approximately 3,400 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities was successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment of the physicians would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

        We have made certain elections for income tax purposes and recorded related tax deductions that while we feel are probable of being upheld, may be challenged by the taxing authorities.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

        We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will be able to integrate successfully the operations of any acquired business into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage.

Many of our employees are represented by labor unions and any work stoppage could adversely affect our business.

        Approximately 45% of AMR's employees are represented by 40 active collective bargaining agreements. A total of 18 collective bargaining agreements, representing approximately 4,900 employees, are subject to renegotiation in 2012. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

        Our revenue and earnings under our national contract with FEMA are likely to vary significantly from period to period. In the first five years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $107 million. In its present form, the contract generates revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment. Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

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

        The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

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

        Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, the site of service and the identity of the practitioner who provided the service.

        We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) "coordination of benefits" rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim; (3) requirements that we make repayment to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) "reassignment" rules governing our ability to bill and collect professional fees on behalf of our physicians; (6) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (7) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

        Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute and other provisions of federal, state and local law. The federal False Claims Act and the Anti-Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

        A number of states have enacted false claims acts that are similar to the federal False Claims Act. Additional states are expected to enact such legislation in the future because Section 6031 of the Deficit Reduction Act of 2005, or the DRA, amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, such state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under such state's false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state's false claims act complies with the statutory requirements. Currently, 32 states and the District of Columbia have some form of state false claims acts. As of January 2012, the OIG has reviewed 27 of these and determined that fifteen of these satisfy the DRA standards, and we anticipate this figure will continue to increase.

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

        On January 16, 2009, the U.S. Department of Health and Human Services (HHS) released the final rule mandating that everyone covered by HIPAA, which includes EmCare and AMR, must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical coding on October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than ICD-9 codes. In a related final rule released the same day, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims must switch to Version 5010 from Version 4010/4010A by April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. We may incur additional costs for computer system updates, training, and other resources required to implement these changes.

        Other changes to the Medicare program intended to implement Medicare's new "pay for performance" philosophy may require us to make investments to receive maximum Medicare reimbursement for our services. These program revisions may include (but are not necessarily limited to) the Medicare Physician Quality Reporting System, formerly known as the Medicare Physician Quality Reporting Initiative, which provides additional Medicare compensation to physicians who implement and report certain quality measures.

        If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results. See Item 1, "Business—Regulatory Matters—Federal False Claims Act" and Item 1, "Business—Other Federal Healthcare Fraud and Abuse Laws."

Under recently enacted amendments to federal privacy law, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients.

        The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by "covered entities," which include EmCare and AMR.

        In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted by covered entities or their business associates. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

        The Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which was enacted as part of the ARRA, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to the HITECH Act, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under the HITECH Act, which now imposes mandatory penalties for certain violations of HIPAA that are due to "willful neglect." For violations due to willful neglect that are corrected within thirty days, penalties start at $10,000 and are not to exceed $50,000. For violations due to willful neglect that are not corrected within thirty days, the Office of Civil Rights, or OCR, may impose penalties of $50,000. For violations based on reasonable cause, penalties start at $1,000 per violation and are not to exceed $50,000. For violations determined to be made without knowledge, penalties start at $100 per violation and are not to exceed $25,000. Penalties in any of these categories may not exceed $1.5 million for violations of the same provision during a calendar year; however, a single breach may violate several different provisions. In February 2011, HHS-OCR for the first time exercised its authority to impose civil monetary penalties for HIPAA violations, signaling an increase in HIPAA enforcement action and a departure from the prior model of voluntary corrective action. The HITECH Act also authorized state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. This methodology for compensation to harmed individuals was required to be in place by February 17, 2012.

        The HITECH Act and implementing regulations enacted by HHS further require that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information, or Unsecured PHI, that compromises the privacy or security of such information, with some exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals within the "same facility." The HITECH Act and implementing regulations specify that such notifications must be made "without unreasonable delay and in no case later than 60 calendar days after discovery of the breach." If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. These security breach notification requirements apply not only to unauthorized disclosures of Unsecured PHI to outside third parties, but also to unauthorized internal access to such PHI. This means that unauthorized employee "snooping" into medical records could trigger the notification requirements.

        Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California's patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

The recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue.

        Almost all of our revenue is either from the healthcare industry or could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed into law the PPACA, commonly referred to as "the healthcare reform legislation," which made major changes in how health care is delivered and reimbursed. The PPACA, among other things, increases the number of individuals with Medicaid coverage, implements reimbursement policies that tie payment to quality, facilitates the creation of "accountable care organizations" that may use capitation and other alternative payment methodologies, increases enforcement of fraud and abuse laws, and encourages the use of information technology. Many of these changes will not go into effect until 2014 and many require implementing regulations which have not yet been drafted or have been released only as proposed rules.

        In addition, a number of states have challenged the constitutionality of certain provisions of PPACA, and many of these challenges in several jurisdictions are still pending final adjudication by the appellate courts, or, in some cases, the United States Supreme Court. On November 14, 2011, the U.S. Supreme Court granted review of the Eleventh Circuit Court of Appeals' decision in State of Florida v. U.S. Department of Health and Human Services, which struck down the so-called "individual mandate" provision PPACA. The State of Florida case was the first of several judicial challenges to PPACA and was filed in the federal court in Florida in early April 2010 by thirteen state Attorneys General seeking the repeal of PPACA. Eventually, twenty-six states joined the lawsuit, arguing that the law is an unconstitutional expansion of federal power. The federal government argues in response that the law is constitutional under the Commerce Clause. The Supreme Court will consider whether Congress exceeded its powers under the Constitution when it enacted PPACA's individual mandate provision, which, beginning January 1, 2014, requires non-exempt individuals to maintain health insurance coverage or pay a penalty in the form of a tax. Additionally, the Court will consider whether the individual mandate is barred by the tax Anti-Injunction Act. The Court will also consider whether the individual mandate provision is severable from the remainder of PPACA, or whether PPACA in its entirety is vulnerable to repeal if the individual mandate provision is found to be unconstitutional. Further, the Court will address the validity of PPACA's requirement that states participating in Medicaid expand their Medicaid programs, beginning January 1, 2014, to cover non-elderly persons with incomes below 133% of the federal poverty level, including individuals previously ineligible for federally assisted Medicaid benefits. At this point, it is impossible to determine how the Supreme Court will rule in this case.

        Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA either by the courts or Congress, whether to certain provisions or its entirety. Further, as to implementation of PPACA, while it is too soon to accurately predict the full impact of these and other health reform measures on our business, they could potentially have major impacts, both positive and negative.

If we are unable to timely enroll our providers in the Medicare program, our collections and revenue will be harmed.

        The 2009 Medicare Physician Fee Schedule rule substantially reduced the time within which providers can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the enrollment. In addition, the new enrollment rules also provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and midlevel providers within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. Such failure to timely enroll providers could have a material adverse effect on our business, financial condition or results of operations.

If current or future laws or regulations force us to restructure our arrangements with physicians, professional corporations and hospitals, we may incur additional costs, lose contracts and suffer a reduction in net revenue under existing contracts, and we may need to refinance our debt or obtain debt holder consent.

        A number of laws bear on our relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues. See Item 1, "Business—Regulatory Matters—Fee-Splitting; Corporate Practice of Medicine."

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

        Various licensing and certification laws, regulations and standards apply to us, our affiliated physicians and our relationships with our affiliated physicians. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

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

Our relationships with healthcare providers, facilities and marketing practices are subject to the federal Anti-Kickback Statute and similar state laws, and we entered into a settlement in 2006 for alleged violations of the Anti-Kickback Statute.

        We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of "remuneration" in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. "Remuneration" has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangements, and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Recognizing that the federal Anti-Kickback Statute is broad, Congress authorized the OIG to issue a series of regulations, known as "safe harbors." These safe harbors set forth requirements that, if met in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

        In 1999, the OIG issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain "safe harbor" conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts. See Item 1, "Business—Regulatory Matters—Federal Anti-Kickback Statute."

        Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing homes and hospitals) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute, and in 2006 we entered into a settlement with the government regarding these allegations. The settlement included a CIA. The term of that CIA has expired, we have filed a final report and this CIA was released in February 2012.

        In July 2011, AMR received a request from the Civil Division of the U.S. Attorney's Office for the Central District of California (the "Government") asking AMR to preserve certain documents concerning AMR's provision of ambulance services within the City of Riverside, California, as part of an investigation into whether AMR violated the federal False Claims Act and/or the federal Anti-kickback Statute. We believe the arrangement under investigation is consistent with guidelines set forth in a number or OIG advisory opinions, but we cannot guarantee that the Government will agree. See Item 3, "Legal Proceedings."

        There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. See "Business—Regulatory Matters." Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Additionally, we could be subject to private actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions which, among other things, allege that our practices or relationships violate the Anti-Kickback Statute. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program. There are many potential bases for liability under these false claim statutes. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement. Pursuant to changes in PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act. Further, PPACA amended the Anti-kickback statute in a manner which makes it easier for the government to demonstrate intent to violate the statute. which is an element of a violation.

        If we are found to have violated the Anti-Kickback Statute or a similar state statute, we may be subject to civil and criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA. See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

        In addition to AMR's contracts with healthcare facilities and public agencies, other marketing practices or transactions entered into by EmCare and AMR may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that we will not have to defend against alleged violations from private or public entities or that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

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

        In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re-application or re-enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. Our changes in corporate structure and ownership involving changes in our beneficial ownership required us in some instances to give notice, re-enroll or make other applications for authority to continue operating in various jurisdictions or to continue receiving payment from their Medicaid or other payment programs. The extent of such notices and filings may vary in each jurisdiction in which we operate, although those regulatory entities requiring notification generally request factual information regarding the new corporate structure and new ownership composition of the operating entities that hold the applicable licensing and certification.

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

        In the last five years, we have entered into two settlement agreements with the United States government. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. In May 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG to resolve allegations that AMR subsidiaries submitted claims for reimbursement in periods dating back to 2000. The government believed such claims lacked support for the level billed in violation of the False Claims Act.

        In connection with the September 2006 settlement for AMR, we entered into a CIA which required us to maintain a compliance program which included the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in Texas). See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations." The term of the Agreement has expired and we have filed our final report with the OIG. We were formally released from the CIA in February 2012.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We reviewed the information provided by the government and provided our response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. We entered into the settlement in order to avoid the uncertainties of litigation, and have not admitted any wrongdoing.

        In connection with the May 2011 settlement for AMR, we entered into a CIA with the OIG which requires us to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for our billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events.

        We cannot assure you that the CIAs or the compliance program we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Sweeping healthcare reform legislation, PPACA, was signed into law in 2010 and is currently in the implementation stages. See Item 1A, "Risk Factors Related to Health Care Regulation: The recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue." PPACA and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the healthcare delivery system.

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

        We derive a majority of our revenue from direct billings to patients and third party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. The PPACA could ultimately result in substantial changes in Medicare and Medicaid coverage and reimbursement, as well as changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

        In addition to changes from PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in an increase in AMR's net revenue of approximately $24 million in 2009, a decrease in AMR's net revenue of approximately $18 million in 2010, and an increase of less than $1 million in 2011. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $6 million during 2012.

        In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

        Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. Physician payments under the Medicare Physician Fee Schedule are updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 updates through 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 levels (earlier estimates had projected a 29.5% reduction). The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, froze the 2011 updates through February 29, 2012 and legislation passed in February 2012 extended this through December 31, 2012. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment may adversely impact physician revenues, as well as EmCare revenues.

        The freezing of the update factor does not translate to 2012 payment rates at the 2011 level for all physician procedures. Rather, from year-to-year some physician specialties, including EmCare's physicians (who are emergency medicine physicians, anesthesiologists, hospitalists and radiologists), may see higher or lowered payments. Each physician service is given a weight that measures its costliness relative to other physician services. CMS is required to make periodic assessments regarding the weighting of procedures, impacting the payment amounts. For 2012, CMS published estimates of changes by specialty based on a number of factors, such as changes to practice expense relative value units, rescaling of relative values to match the revised and rebased Medicare Economic Index, equipment utilization rate changes, multiple procedure payment reductions for contiguous body parts and recalculations of misvalued codes. The full impact of these changes on any given practice is scheduled to go into effect 2012. CMS estimates that the impact for 2012 is a 0% change for emergency medicine, 2% increase in anesthesiology, a 2% increase for internal medicine, and a 5% reduction in radiology. The changes are calculated prior to the application of what is known as the "conversion factor," which translates the relative value units to dollar amounts. For 2012, because CMS was required to make all its other changes to the Medicare Physician Fee Schedule (discussed above) budget neutral, CMS made a downward adjustment to the conversion factor for 2012. At this time, we cannot predict the impact, if any, these regulatory changes will have on EmCare's future revenues.

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

Risks Related to Our Capital Structure and Our Debt

Our substantial indebtedness may adversely affect our financial health and prevent us from making payments on our indebtedness.

        We have substantial indebtedness. As of December 31, 2011, we had total indebtedness, including capital leases, of approximately $2,380 million, including $950 million of our 8.125% Notes due 2019, or the Notes, $1,429 million of borrowings under the senior secured term loan facility, or the Term Loan Facility, and approximately $1 million of other long-term indebtedness. In addition, as of December 31, 2011, after giving effect to approximately $22.4 million of letters of credit issued under the asset-based revolving credit facility, or the ABL Facility credit agreement, we were able to borrow approximately $327.6 million under the ABL Facility credit agreement. As of December 31, 2011, we also had approximately $172 million in operating lease commitments.

        The degree to which we are leveraged may have important consequences for us. For example, it may:

  •
  make it more difficult for us to make payments on our indebtedness;

  •
  increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

  •
  expose us to the risk of increased interest rates because any borrowings we make under the ABL Facility credit agreement, and our borrowings under the Term Loan Facility under certain circumstances, will bear interest at variable rates;

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

        The indenture governing the Notes, the ABL Facility credit agreement and the Term Loan Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among other things, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our indebtedness levels, we, our subsidiaries and our affiliated professional corporations may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness.

        We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us, our subsidiaries and our affiliated professional corporations from doing so. If we or our subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreement governing the ABL Facility credit agreement, the Term Loan Facility and the indenture governing the Notes, we and our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing our indebtedness.

        After giving effect to $22.4 million of letters of credit issued under the ABL Facility, as of December 30, 2011, we are able to borrow $327.6 million under the ABL Facility. All of these borrowings would be secured and would rank senior to the Notes and the subsidiary guarantees.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

        EMSC is a holding company, and as such has no independent operations or material assets other than its ownership of equity interests in its subsidiaries, and its subsidiaries' contractual arrangements with physicians and professional corporations, and it depends on its subsidiaries to distribute funds to it so that it may pay its obligations and expenses, including satisfying its indebtedness. The ability of the Company to make scheduled payments on, or to refinance its respective obligations under, its indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of its subsidiaries to make distributions, dividends or advances to it, which in turn will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to the Company in an amount sufficient to enable it to satisfy its respective obligations under its indebtedness or to fund its other needs. In order for the Company to satisfy its obligations under its indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

        The indenture governing the Notes, the credit agreement governing the ABL Facility credit agreement and the Term Loan Facility restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

        Indenture.    The indenture governing the Notes contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to:

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

        Senior Secured Credit Facilities.    The ABL credit agreement and the Term Loan Facility contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

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

        The ABL credit agreement also contains other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under ABL credit agreement and the Term Loan Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

        Our failure to comply with obligations under the indenture governing the Notes, the ABL credit agreement and the Term Loan Facility may result in an event of default under that indenture or those credit agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        Our indebtedness under the ABL Facility credit agreement bears interest at variable rates, and, to the extent LIBOR exceeds 1.5%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2011, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.5%, each one percentage point change in interest rates would result in approximately a $14 million change in annual interest expense on the

ABL Facility credit agreement and the Term Loan Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We are indirectly owned and controlled by the CD&R Affiliates, and their interests as equity holders may conflict with the interests of other holders of our debt.

        We are indirectly owned and controlled by the CD&R Affiliates, who have the ability to control our policy and operations. The CD&R Affiliates control our board of directors, and thus are able to appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers and sales of substantially all of our assets. The directors controlled by the CD&R Affiliates are also able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of the CD&R Affiliates as stockholders may not in all cases be aligned with the interests of holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the CD&R Affiliates might conflict with the interests of holders of our debt. In addition, one or more of the CD&R Affiliates may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such a transaction might involve risks to holders of our debt. Furthermore, one or more of the CD&R Affiliates may in the future own businesses that directly or indirectly compete with us. One or more of the CD&R Affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. We are party to a consulting agreement with Clayton, Dubilier & Rice, or CD&R, and an indemnification agreement with CD&R and the CD&R Affiliates. See Item 13, "Certain Relationships and Related Party Transactions—Post-Merger Relationships and Related Party Transactions."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease approximately 73,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the EMSC, EmCare and AMR corporate headquarters and which also serves as one of AMR's billing offices. Our leases for our business segments are described below.

EmCare

        Facilities.    We lease approximately 49,000 square feet in an office building at 1717 Main Street, Dallas, Texas, for certain of EmCare's key support functions and regional operations. The lease for this space will expire during 2012 and we intend to move these functions to another location in the Dallas metropolitan area. We also lease 36 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2019.

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

AMR

        Facilities.    In addition to the corporate headquarters, we also lease approximately 570 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 19 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2025.

        Vehicle Fleet.    We own and operate approximately 4,400 vehicles. Of these, 78% are ambulances, 8% are wheelchair vans and 14% are support vehicles. Approximately 200 ambulances are part of our reserve fleet used to respond to FEMA deployments and during peak transport activity in several of our markets. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately 6 years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We continue to explore ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

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

        During the first quarter of fiscal 2004 we were advised by the United States Department of Justice, or DOJ, that it was investigating certain business practices at AMR including whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. Specifically, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We negotiated a settlement with the government pursuant to which we paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, we entered into a CIA which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

        On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington, in Washington State Court, Spokane County. The complaint alleged that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted. The court has certified a class in this case which is comprised of approximately 15,000 Spokane County residents. In September 2010, we reached an agreement with class representatives to resolve the claims for approximately $1.1 million, which amount includes all remaining refunds due to class members and attorney's fees for the plaintiffs' counsel. The settlement was recently approved and finalized by the court.

        In December 2006, AMR received a subpoena from the Department of Justice ("DOJ"). The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We reviewed the information provided by the government and provided our response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. The CIA is for a five-year period beginning May 20, 2011. Pursuant to this CIA, we are required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. We entered into the settlement in order to avoid the uncertainties of litigation, and have not admitted any wrongdoing.

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta and Karapetian cases have been coordinated with the Bartoni case in the Superior Court for the State of California, County of Alameda. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. We are unable at this time to estimate the amount of potential damages, if any.

        Eleven purported shareholder class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc., or the Merger Agreement, have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of our board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412

(filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and have been consolidated. These actions generally allege that the directors of EMSC, Onex Corporation and/or Onex Corporation's subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to EMSC and its public stockholders; agreeing to provisions in the Merger Agreement that would allegedly prevent the board from considering other offers; permitting the unitholders agreement (which secured the majority votes in favor of the merger contemplated by the Merger Agreement (the "Merger")) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain other defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief. We have reached an agreement in principle to resolve these suits, and believe that resolution will be approved by the Courts in early 2012.

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

        In July 2011, AMR received a request from the Civil Division of the U.S. Attorney's Office for the Central District of California ("USAO") asking AMR to preserve certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, are investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office is conducting a parallel state investigation for possible violations of the California False Claims Act. We have complied with the USAO's request to preserve documents. In October 2011, the USAO served AMR with a subpoena compelling production of certain documents, and AMR is in the process of complying with the USAO's subpoena.

        We are involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for the Company's common stock. The Company had one record holder of common stock on March 13, 2012, and no equity securities of the Company are authorized for issuance under any equity compensation plan. However, officers and a limited number of key employees of the Company are eligible for equity grants under the CDRT Holding Corporation Stock Incentive Plan, or the Holding Stock Incentive Plan.

        Prior to the Merger, our common stock was listed on the New York Stock Exchange under the ticker symbol "EMS." As a result of the Merger, our common stock ceased to be traded on the New York Stock Exchange after close of market on May 25, 2011.

        We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by our senior secured credit facilities and Indenture. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. We did not pay dividends in 2011, 2010 or 2009 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data derived from our consolidated financial statements for each of the periods indicated. The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto appearing in Item 8 of this Report.

        Financial data for each of the periods indicated are derived from our audited consolidated financial statements.

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31,
	2011	2011	2010	2009	2008	2007
Statement of Operations Data:
Net revenue	$1,885,811	$1,221,790	$2,859,322	$2,569,685	$2,409,864	$2,106,993
Compensation and benefits	1,311,060	874,633	2,023,503	1,796,779	1,637,425	1,455,970
Operating expenses	259,639	156,740	359,262	334,328	383,359	317,518
Insurance expense	65,030	47,229	97,330	97,610	82,221	66,308
Selling, general and administrative expenses	44,355	29,241	67,912	63,481	69,658	61,893
Depreciation and amortization expense	71,312	28,467	65,332	64,351	68,980	70,483
Restructuring charges	6,483	—	—	—	—	2,242

Income from operations	127,932	85,480	245,983	213,136	168,221	132,579
Interest income from restricted assets	1,950	1,124	3,105	4,516	6,407	7,143
Interest expense	(104,701)	(7,886)	(22,912)	(40,996)	(42,087)	(46,948)
Realized gain (loss) on investments	41	(9)	2,450	2,105	2,722	245
Interest and other (expense) income	(3,151)	(28,873)	968	1,816	2,055	2,055
Loss on early debt extinguishment	—	(10,069)	(19,091)	—	(241)	—

Income before income taxes and equity in earnings of unconsolidated subsidiary	22,071	39,767	210,503	180,577	137,077	95,074
Income tax expense	(9,328)	(19,242)	(79,126)	(65,685)	(52,530)	(36,104)

Income before equity in earnings of unconsolidated subsidiary	12,743	20,525	131,377	114,892	84,547	58,970
Equity in earnings of unconsolidated subsidiary	276	143	347	347	300	848

Net income	$13,019	$20,668	$131,724	$115,239	$84,847	$59,818

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$114,821	$67,975	$185,544	$272,553	$211,457	$97,818
Investing activities	(2,965,976)	(89,459)	(158,865)	(116,629)	(74,945)	(100,226)
Financing activities	2,698,630	20,671	(72,206)	30,791	(19,253)	(8,014)
Cash and cash equivalents	134,023	286,548	287,361	332,888	146,173	28,914
Total assets	4,013,108		1,748,552	1,654,707	1,541,219	1,479,563
Long-term debt and capital lease obligations, including current maturities	2,372,289		421,276	453,930	458,505	482,883
Shareholders' equity	913,490		847,205	686,087	539,039	449,496

Quarterly Results

        The following table summarizes our unaudited results for each quarter in the years ended December 31, 2011 and 2010 (in thousands). Balances for the quarter ended June 30, 2011 are presented on a combined basis of the Predecessor and Successor periods.

	2011
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$760,835	$780,498	$788,087	$778,181
Income from operations	64,896	48,456	55,045	45,015
Net income	36,164	(9,670)	5,810	1,383

	2010
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$679,354	$708,804	$737,180	$733,984
Income from operations	57,400	61,843	62,831	63,909
Net income	31,030	23,964	36,762	39,968

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in Item 8 of this Report and the "Selected Financial Data" included in Item 6 of this Report. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in Item 1A of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

        Our consolidated financial statements referred to in this Item 7 are included in Item 8 of this Annual Report.

Company Overview

        We are a leading provider of facility-based outsourced physician services and emergency medical services in the United States. We operate our business and market our services under the EmCare and AMR brands. EmCare is a leading provider of physician services in the United States, based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide facility-based physician services for emergency departments, as well as anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs. AMR is a leading provider of medical transportation services to communities, payors, and hospitals in the United States based on net revenue and number of transports. Approximately 86% of our net revenue for the year ended December 31, 2011 was generated under exclusive contracts. We had retention rates of 84% at EmCare and 99% at AMR as of December 31, 2011 based on number of contracts. During 2011, we provided services in approximately 14.8 million patient encounters in more than 2,200 communities nationwide.

EmCare

        Over its 40 years of operating history, EmCare has become the largest provider of outsourced emergency department services to healthcare facilities in the United States based on number of contracts with hospitals and affiliated physician groups. During 2011, EmCare had approximately

11.6 million patient encounters in 43 states and the District of Columbia. As of December 31, 2011, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market, the largest share among outsourced providers based on number of contracts. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

        EmCare provides facility-based physician services and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 572 contracts with hospitals and independent physician groups to provide emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery staffing and other administrative services.

American Medical Response

        Over its nearly 55 years of operating history, AMR has developed the largest network of ambulance services in the United States. As of December 31, 2011, AMR had a 7% share of the total ambulance services market and a 16% share of the outsourced ambulance market, the largest share among outsourced providers based on number of transports and net revenue. During 2010, AMR treated and transported approximately 3.2 million patients in 42 states and the District of Columbia by utilizing its fleet of nearly 4,400 vehicles that operated out of more than 200 sites. As of December 31, 2011, AMR had more than 3,600 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. During 2011, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports accounted for 27% of AMR's net revenue for the same period. The remaining balance of net revenue for 2011 was generated from managed transportation services, fixed-wing air ambulance services, and the provision of training, dispatch and other services to communities and public safety agencies.

Merger

        On February 13, 2011, EMSC entered into the Merger Agreement, with Parent and Sub. Parent and Sub are and were, respectively, affiliates of investment funds sponsored by, or affiliated with CD&R Affiliates. On May 25, 2011, pursuant to the Merger Agreement and subject to the conditions set forth therein, Sub merged with and into EMSC with EMSC as the surviving entity and a wholly-owned subsidiary of Parent, referred to herein as the Merger.

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

        The Merger was financed by a combination of borrowings under EMSC's new senior secured term loan facility, the issuance of new senior unsecured notes, and the equity investment by the CD&R Affiliates and members of EMSC management. The acquisition consideration was approximately

$3.2 billion including approximately $150 million in capitalized issuance costs, of which $109 million are debt issuance costs. The Merger was funded primarily through a $915 million equity contribution from the CD&R Affiliates and members of EMSC management and $2.4 billion in debt financing discussed more fully in Note 8 to the accompanying consolidated financial statements.

        EMSC applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. The business combination accounting adjustments had a material impact on the Successor period presented, the period from May 25, 2011 through December 31, 2011, due most significantly to the amortization of intangible assets and interest expense and will have a material impact on future earnings. Adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third party valuation firm. The Company expects to finalize its business combination accounting by the end of the first quarter of 2012 with adjustments related primarily to deferred taxes.

Presentation

        The accompanying Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K are presented for two periods for 2011: Predecessor and Successor results, which primarily relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The discussion in this MD&A is presented on a combined basis of the Predecessor and Successor periods for the year ended December 31, 2011. The Predecessor and Successor results for the year ended December 31, 2011 are also presented but are not discussed separately. Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010. Exceptions to this include depreciation and amortization expense, interest expense, interest and other (expense) income, and income tax expense, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below. See Note 1 to the accompanying consolidated financial statements.

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

        The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2011, 2010 and 2009. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
	2011	2010	2009	2011	2010	2009
Medicare	20.6%	22.0%	23.3%	25.9%	25.2%	24.0%
Medicaid	5.4	5.6	4.8	12.5	12.9	11.5
Commercial insurance and managed care	50.5	48.7	50.2	43.2	42.2	43.1
Self-pay	4.7	4.3	3.9	18.4	19.7	21.4
Fees and subsidies	18.8	19.4	17.8	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

EmCare

        Of EmCare's net revenue for the year ended December 31, 2011, approximately 77% was derived from our hospital contracts for emergency department staffing, 13% from contracts related to anesthesiology services, 4% from our hospitalist/inpatient services, 3% from our radiology/teleradiology services, and 3% from other hospital management services. Surgery services accounted for less than 1% of EmCare's net revenue for 2011. Approximately 79% of EmCare's net revenue was generated from billings to third party payors and patients for patient encounters and approximately 21% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

  •
  Patient encounters.  We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate patient encounters into four main categories—emergency department visits, anesthesiology and hospitalist encounters, and radiology reads—due to the significant differences in reimbursement and the associated costs of providing the various services. As a result of these differences, in certain analyses we weight our patient encounter numbers according to category in an effort to better measure net revenue and costs.

  •
  Number of contracts.  This reflects the number of contractual relationships we have for outsourced emergency department staffing, anesthesiology, hospitalist, radiology, teleradiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on "net new contracts," which is the difference between total new contracts and contracts that have terminated.

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

        The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare's key cost measures include:

  •
  Provider compensation per hour of coverage.  Provider compensation per hour of coverage includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient encounter. Providers include all full-time, part-time and independently contracted providers. Analyzing provider compensation per hour of coverage enables us to monitor our most significant cost in performing services under our contracts.

  •
  Professional liability costs.  These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, based on our past loss experience, as well as actual direct costs, including investigation and defense costs, claims payments, and other costs related to provider professional liability.

        EmCare's business is not as capital intensive as AMR's and EmCare's depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

        Approximately 86% of AMR's net revenue for the year ended December 31, 2011 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR's measures for transport net revenue include:

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

  •
  Net revenue per transport.  Net revenue per transport reflects the expected net revenue for each transport based on gross billings less provisions for contractual discounts and estimated uncompensated care. In order to better understand the trends across service lines and in our transport rates, we analyze our net revenue per transport based on weighted transports to reflect the differences in our transportation mix.

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

        We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of technology to reduce auto incidents and other risk mitigation processes.

        AMR's business requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Non-GAAP Measures

        Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized gain (loss) on investments, interest expense, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        The following tables set forth a reconciliation of Adjusted EBITDA to net income for our company, and reconciliations of Adjusted EBITDA to income from operations for our two operating segments and a reconciliation of Adjusted EBITDA to cash flows from operating activities, using data derived from our financial statements for the periods indicated (amounts in thousands):

	Combined	Predecessor
	Year ended December 31,
	2011	2010	2009
Consolidated/Combined
Adjusted EBITDA	$345,371	$322,119	$286,982
Depreciation and amortization expense	(99,779)	(65,332)	(64,351)
Restructuring charges	(6,483)	—	—
Interest income from restricted assets	(3,074)	(3,105)	(4,516)
Equity-based compensation expense	(19,210)	(6,699)	(3,979)
Related party management fees	(3,413)	(1,000)	(1,000)

Income from operations	213,412	245,983	213,136
Interest income from restricted assets	3,074	3,105	4,516
Interest expense	(112,587)	(22,912)	(40,996)
Realized gain on investments	32	2,450	2,105
Interest and other (expense) income	(32,024)	968	1,816
Loss on early debt extinguishment	(10,069)	(19,091)	—
Income tax expense	(28,570)	(79,126)	(65,685)
Equity in earnings of unconsolidated subsidiary	419	347	347

Net income	$33,687	$131,724	$115,239

EmCare
Adjusted EBITDA	$219,060	$192,426	$159,485
Depreciation and amortization expense	(42,497)	(20,384)	(15,161)
Restructuring charges	(542)	—	—
Interest income from restricted assets	(1,776)	(1,729)	(2,536)
Equity-based compensation expense	(8,484)	(2,948)	(1,751)
Related party management fees	(1,519)	(440)	(440)

Income from operations	$164,242	$166,925	$139,597

AMR
Adjusted EBITDA	$126,311	$129,693	$127,497
Depreciation and amortization expense	(57,282)	(44,948)	(49,190)
Restructuring charges	(5,941)	—	—
Interest income from restricted assets	(1,298)	(1,376)	(1,980)
Equity-based compensation expense	(10,726)	(3,751)	(2,228)
Related party management fees	(1,894)	(560)	(560)

Income from operations	$49,170	$79,058	$73,539

	Successor	Predecessor
	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
Consolidated
Adjusted EBITDA	$214,789	$130,582
Depreciation and amortization expense	(71,312)	(28,467)
Restructuring charges	(6,483)	—
Interest income from restricted assets	(1,950)	(1,124)
Equity-based compensation expense	(4,098)	(15,112)
Related party management fees	(3,014)	(399)

Income from operations	127,932	85,480
Interest income from restricted assets	1,950	1,124
Interest expense	(104,701)	(7,886)
Realized gain (loss) on investments	41	(9)
Interest and other (expense) income	(3,151)	(28,873)
Loss on early debt extinguishment	—	(10,069)
Income tax expense	(9,328)	(19,242)
Equity in earnings of unconsolidated subsidiary	276	143

Net income	$13,019	$20,668

EmCare
Adjusted EBITDA	$141,374	$77,686
Depreciation and amortization expense	(33,086)	(9,411)
Restructuring charges	(542)	—
Interest income from restricted assets	(1,192)	(584)
Equity-based compensation expense	(1,683)	(6,801)
Related party management fees	(1,339)	(180)

Income from operations	$103,532	$60,710

AMR
Adjusted EBITDA	$73,415	$52,896
Depreciation and amortization expense	(38,226)	(19,056)
Restructuring charges	(5,941)	—
Interest income from restricted assets	(758)	(540)
Equity-based compensation expense	(2,415)	(8,311)
Related party management fees	(1,675)	(219)

Income from operations	$24,400	$24,770

	Combined	Predecessor
	Year ended December 31,
	2011	2010	2009
Adjusted EBITDA	$345,371	$322,119	$286,982
Related party management fees	(3,413)	(1,000)	(1,000)
Restructuring charges	(6,483)	—	—
Interest expense (less deferred loan fee amortization)	(101,026)	(20,428)	(39,165)
Change in accounts receivable	(14,879)	(22,241)	18,742
Change in other operating assets/liabilities	39,380	(825)	42,675
Excess tax benefits from stock-based compensation	(12,427)	(15,660)	(17,448)
Interest and other (expense) income	(32,024)	968	1,816
Income tax expense, net of change in deferred taxes	(32,356)	(80,305)	(23,236)
Other	653	2,916	3,187

Cash flows provided by operating activities	$182,796	$185,544	$272,553

	Successor	Predecessor
	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
Adjusted EBITDA	$214,789	$130,582
Related party management fees	(3,014)	(399)
Restructuring charges	(6,483)	—
Interest expense (less deferred loan fee amortization)	(94,470)	(6,556)
Change in accounts receivable	(4,730)	(10,149)
Change in other operating assets/liabilities	25,146	14,234
Excess tax benefits from stock-based compensation	—	(12,427)
Interest and other income (expense)	(3,151)	(28,873)
Income tax expense, net of change in deferred taxes	(13,459)	(18,897)
Other	193	460

Cash flows provided by operating activities	$114,821	$67,975

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

        In February 2002, CMS issued the Final Rule that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in an increase in AMR's net revenue of approximately $24 million in 2009, a decrease in AMR's net revenue of approximately $18 million in 2010, and an increase of less than $1 million in 2011. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $6 million during 2012. While a reduced fee schedule was scheduled to go into effect in 2012, Congress extended updates preventing any reductions in payment rates through December 31, 2012. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

        Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

        Medicare law requires CMS to adjust the Medicare Physician Fee Schedule payment rates annually based on a formula which includes an application of the Sustainable Growth Rate that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2012. Absent further legislative action by Congress, the reduced Medicare Physician Fee Schedule would go into effect on January 1, 2013.

Changes in Net New Contracts

        Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to an RFP, and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Inflation and Fuel Costs

        Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 11.0%, 10.2%, and 9.1% of AMR's operating expenses for the years ended December 31, 2011, 2010, and 2009, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

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

        The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements included in Item 8 of this Report.

Claims Liability and Professional Liability Reserves

        We are generally self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. At the date of the Merger, reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that are risk free. Management believes this is the rate at which we could transfer such liabilities in an orderly transaction between market participants at the time. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation. During 2011 we recorded an increase in our provisions for insurance liabilities of $13.8 million, an increase of $0.4 million during 2010, and an increase of $4.5 million during 2009 related to reserves for losses in prior years. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Trade and Other Accounts Receivable

        Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. EmCare and AMR write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts. We record any subsequent collections through third party collection efforts as a recovery.

        As we discuss further in our "Revenue Recognition" policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation.

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 14.8 million annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the various commercial and managed care contracts.

        We also have other receivables related to facility and community subsidies and contractual receivables for providing staffing to communities for special events. We review these other receivables periodically to determine our expected collections and whether any allowances may be necessary. We write the balance off after we have exhausted all collection efforts.

Business Combinations

        Assets and liabilities of an acquired business are recorded at their fair values at the date of acquisition. The excess of the acquisition consideration over the estimated fair values is recorded as goodwill. All acquisition costs are expensed as incurred. While we use our best estimates and assumptions as a part of the acquisition consideration allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period any subsequent adjustments are recorded as expense.

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

        The changes in the provisions for contractual discounts and estimated uncompensated care are primarily a result of changes in our gross fee-for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, are generally negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

        In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue for the years ended December 31, 2011, 2010 and 2009.

        The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary significantly from the amounts reported.

Income Taxes

        Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. We have recorded reserves based upon management's best estimate of final outcomes, but such estimates may differ from the tax authorities ultimate outcomes.

Goodwill and Other Intangible Assets

        Due to the Merger, management recorded all assets and liabilities at their estimated fair value on the acquisition date. This has resulted in a significant amount of goodwill due to business combination accounting. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intantible assets. The estimate of fair value requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving the future cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value recorded.

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

        Definite life intangible assets are subject to impairment reviews when evidence or triggering events suggest that an impairment may have occurred. Should such triggering events occur that cause us to review our definite life intangibles, management evaluates the carrying value in relation to the projection of future cash flows of the underlying assets. If deemed necessary, we would take a charge to earnings for the difference between the carrying value and the estimated fair value. Should factors affecting the value of our definite life intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge that is significant to our financial statements.

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our consolidated audited statements of operations for the years ended December 31, 2011, 2010, and 2009. As noted previously in Item 2, the results of operations will be discussed on a combined basis for the year ended December 31, 2011. Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2010. Exceptions to this include depreciation and amortization expense, interest expense, interest and other (expense) income, and income tax expense, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below. The Predecessor and Successor presentation for the 2011 period is for information purposes only.

Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

	Combined	Predecessor
	Year ended December 31,
	2011	2010	2009
Net revenue	$3,107,601	$2,859,322	$2,569,685
Compensation and benefits	2,185,693	2,023,503	1,796,779
Operating expenses	416,379	359,262	334,328
Insurance expense	112,259	97,330	97,610
Selling, general and administrative expenses	73,596	67,912	63,481
Depreciation and amortization expense	99,779	65,332	64,351
Restructuring charges	6,483	—	—

Income from operations	213,412	245,983	213,136
Interest income from restricted assets	3,074	3,105	4,516
Interest expense	(112,587)	(22,912)	(40,996)
Realized gain on investments	32	2,450	2,105
Interest and other (expense) income	(32,024)	968	1,816
Loss on early debt extinguishment	(10,069)	(19,091)	—
Equity in earnings of unconsolidated subsidiary	419	347	347
Income tax expense	(28,570)	(79,126)	(65,685)

Net income	$33,687	$131,724	$115,239

	Combined	Predecessor
	Year ended December 31,
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Compensation and benefits	70.3	70.8	69.9
Operating expenses	13.4	12.6	13.0
Insurance expense	3.6	3.4	3.8
Selling, general and administrative expenses	2.4	2.4	2.5
Depreciation and amortization expense	3.2	2.3	2.5
Restructuring charges	0.2	—	—

Income from operations	6.9%	8.6%	8.3%

	Successor	Predecessor
	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
Net revenue	$1,885,811	$1,221,790
Compensation and benefits	1,311,060	874,633
Operating expenses	259,639	156,740
Insurance expense	65,030	47,229
Selling, general and administrative expenses	44,355	29,241
Depreciation and amortization expense	71,312	28,467
Restructuring charges	6,483	—

Income from operations	$127,932	$85,480

 EmCare

(dollars in thousands)

	Combined		Predecessor
	Year ended December 31,
	2011	% of net revenue	2010	% of net revenue	2009	% of net revenue
Net revenue	$1,667,062	100.0%	$1,478,462	100.0%	$1,225,828	100.0%
Compensation and benefits	1,312,078	78.7	1,164,389	78.8	956,306	78.0
Operating expenses	56,398	3.4	45,745	3.1	39,872	3.3
Insurance expense	58,421	3.5	52,540	3.6	49,619	4.0
Selling, general and administrative expenses	32,884	2.0	28,479	1.9	25,273	2.1
Depreciation and amortization expense	42,497	2.5	20,384	1.4	15,161	1.2
Restructuring charges	542	0.0	—	—	—	—

Income from operations	$164,242	9.9%	$166,925	11.3%	$139,597	11.4%

	Successor	Predecessor
	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
Net revenue	$1,025,003	$642,059
Compensation and benefits	798,439	513,639
Operating expenses	35,360	21,038
Insurance expense	34,060	24,361
Selling, general and administrative expenses	19,984	12,900
Depreciation and amortization expense	33,086	9,411
Restructuring charges	542	—

Income from operations	$103,532	$60,710

AMR

(dollars in thousands)

	Combined		Predecessor
	Year ended December 31,
	2011	% of net revenue	2010	% of net revenue	2009	% of net revenue
Net revenue	$1,440,539	100.0%	$1,380,860	100.0%	$1,343,857	100.0%
Compensation and benefits	873,615	60.6	859,114	62.2	840,473	62.5
Operating expenses	359,981	25.0	313,517	22.7	294,456	21.9
Insurance expense	53,838	3.7	44,790	3.2	47,991	3.6
Selling, general and administrative expenses	40,712	2.8	39,433	2.9	38,208	2.8
Depreciation and amortization expense	57,282	4.0	44,948	3.3	49,190	3.7
Restructuring charges	5,941	0.4	—	—	—	—

Income from operations	$49,170	3.4%	$79,058	5.7%	$73,539	5.5%

	Successor	Predecessor
	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
Net revenue	$860,808	$579,731
Compensation and benefits	512,621	360,994
Operating expenses	224,279	135,702
Insurance expense	30,970	22,868
Selling, general and administrative expenses	24,371	16,341
Depreciation and amortization expense	38,226	19,056
Restructuring charges	5,941	—

Income from operations	$24,400	$24,770

Year ended December 31, 2011 compared to year ended December 31, 2010

Consolidated

        Our results for the year ended December 31, 2011 reflect an increase in net revenue of $248.3 million and a decrease in net income of $98.0 million compared to the year ended December 31, 2010. The decrease in net income is attributable primarily to an increase in interest expense, depreciation and amortization expense, and other fees associated with the Merger, partially offset by a decrease in income tax expense. During the year ended December 31, 2011, we recorded $33.1 million for fees associated with the Merger, which are included in interest and other (expense) income. An additional $12.4 million in stock compensation expense was recorded for stock options and restricted stock which automatically vested with the Merger and the associated payroll taxes; see Note 2 to the accompanying unaudited consolidated financial statements.

        Net revenue.    For the year ended December 31, 2011, we generated net revenue of $3,107.6 million compared to net revenue of $2,859.3 million for the year ended December 31, 2010, representing an increase of 8.7%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $345.4 million, or 11.1% of net revenue, for the year ended December 31, 2011 compared to $322.1 million, or 11.3% of net revenue, for the same period in 2010.

        Restructuring charges.    Restructuring charges of $6.5 million were recorded during the year ended December 31, 2011 related to the re-alignment of operation and billing functions of EmCare and AMR, and to reduce administrative costs at EMSC.

        Interest expense.    Interest expense for the year ended December 31, 2011 was $112.6 million compared to $22.9 million for the same period in 2010. The change is due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011. In conjunction with entering our new credit facility, we increased our total outstanding debt by $2.0 billion.

        Interest and other (expense) income.    During the year ended December 31, 2011, $32.0 million was expensed compared to $1.0 million of income recognized during the year ended December 31, 2010. The increase in expense was due to $33.1 million expensed during the year ended December 31, 2011 for investment banking, legal, accounting and other advisory services related to the Merger.

        Loss on early debt extinguishment.    During the year ended December 31, 2011, we recorded a loss on early debt extinguishment of $10.1 million which included unamortized debt issuance costs associated with our credit facility in place prior to the Merger. During the year ended December 31, 2010, we recorded a loss on early debt extinguishment of $19.1 million as we entered into a new credit facility and redeemed our senior subordinated notes.

        Income tax expense.    Income tax expense decreased by $50.6 million for the year ended December 31, 2011 compared to the same period in 2010. Our effective tax rate was 42.3% for the Successor period from May 25, 2011 through December 31, 2011 and 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011. Our effective tax rate for the year ended December 31, 2010 was 37.6%. The increase in our effective tax rate was a result of certain Merger related costs that are not deductible for tax purposes combined with favorable impacts to the 2010 rate from the reduction of certain valuation allowances recognized in prior periods.

EmCare

        Net revenue.    Net revenue for the year ended December 31, 2011 was $1,667.1 million, an increase of $188.6 million, or 12.8%, from $1,478.5 million for the year ended December 31, 2010. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2009 accounted for a net revenue increase of $131.1 million for the year ended December 31, 2011, of which $80.5 million came from net new contracts added in 2010 with the remaining increase in net revenue from those added in 2011. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $57.5 million, or 5.1%, for the year ended December 31, 2011. The change is due to a 1.9% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 3.2% over the prior period.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2011 were $1,312.1 million, or 78.7% of net revenue, compared to $1,164.4 million, or 78.8% of net revenue, for the same period in 2010. Provider compensation costs increased $94.5 million from net new contract additions. Same store provider compensation costs were $34.4 million higher than the prior period due primarily to a 3.2% increase in same store weighted patient encounters and a 1.4% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs, increased by $18.9 million during the year ended December 31, 2011 compared to the same period in 2010. The increase is due to our recent acquisitions and organic growth as well as stock-based compensation. Stock-based compensation expense was $8.5 million during the year ended December 31, 2011 compared to $2.9 million during the same period last year. This increase was due primarily to accelerated stock-based compensation expense associated with the Merger. As disclosed in filings since the Merger, the impact from stock-based compensation is not included in our definition of Adjusted EBITDA.

        Operating expenses.    Operating expenses for the year ended December 31, 2011 were $56.4 million, or 3.4% of net revenue, compared to $45.7 million, or 3.1% of net revenue, for the same period in 2010. Operating expenses increased $10.7 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

        Insurance expense.    Professional liability insurance expense for the year ended December 31, 2011 was $58.4 million, or 3.5% of net revenue, compared to $52.5 million, or 3.6% of net revenue, for the same period in 2010. We recorded an increase of prior year insurance provisions of $5.2 million during the year ended December 31, 2011 compared to an increase of $3.6 million during the same period in 2010.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2011 was $32.9 million, or 2.0% of net revenue, compared to $28.5 million, or 1.9% of net revenue, for the same period in 2010. The increase of $4.4 million was due primarily to our recent acquisitions and organic growth as well as an increase in management fees incurred with CD&R compared to Onex. The impact from management fees is not included in our definition of Adjusted EBITDA.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2011 was $42.5 million, or 2.5% of net revenue, compared to $20.4 million, or 1.4% of net revenue, for the same period in 2010. The $22.1 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

AMR

        Net revenue.    Net revenue for the year ended December 31, 2011 was $1,440.5 million, an increase of $59.7 million, or 4.3%, from $1,380.9 million for the same period in 2010. The increase in net revenue was due primarily to an increase of 1.5%, or $20.5 million, in weighted transport volume and an increase in net revenue per weighted transport of 2.8%, or $39.2 million. The increase in net revenue per weighted transport of 2.8% was due to a 2.4% increase from growth in our managed transportation business and a 0.4% increase resulting primarily from rate increases in several markets combined with a higher mix of emergency versus non-emergency transports. AMR's managed transportation business represented 7.2% of AMR's net revenue for the year ended December 31, 2011 compared to 5.0% for the year ended December 31, 2010 due to the addition of contracts in Nebraska, Idaho, and South Carolina. Weighted transports increased 43,100 from the same period last year. The change was due to an increase in weighted transport volume in existing markets of 0.4%, or 11,900 weighted transports, an increase of 62,000 weighted transports from acquisitions, and an increase of 25,200 weighted transports from our entry into new markets, offset by a decrease of 56,000 weighted transports from the exit of certain markets.

        Compensation and benefits.    Compensation and benefit costs for the year ended December 31, 2011 were $873.6 million, or 60.6% of net revenue, compared to $859.1 million, or 62.2% of net revenue, for the year ended December 31, 2010. Ambulance crew wages per ambulance unit hour increased by approximately 0.5%, or $2.5 million, attributable primarily to annual wage rate increases, partially offset by the impact from our recent acquisitions, entry into new markets and certain exited markets. Ambulance unit hours increased period over period by 1.1%, or $5.1 million, due primarily to our recent acquisitions and entry into new markets, partially offset by certain exited markets. Non-crew compensation decreased period over period by $1.8 million due primarily to changes in staffing and incentive compensation. Stock-based compensation expense was $10.7 million during the year ended December 31, 2011 compared to $3.8 million during the same period last year. The increase was due primarily to accelerated stock-based compensation expense associated with the Merger. As disclosed in filings since the Merger, the impact from stock-based compensation is not included in our definition of Adjusted EBITDA.

        Operating expenses.    Operating expenses for the year ended December 31, 2011 were $360.0 million, or 25.0% of net revenue, compared to $313.5 million, or 22.7% of net revenue, for the year ended December 31, 2010. The change is due primarily to increased costs of $31.3 million associated with our recent acquisitions and new markets entered, increased costs associated with our existing managed transportation business of $12.5 million, increased fuel costs of $6.7 million, offset by a decrease of $7.0 million associated with certain markets recently exited.

        Insurance expense.    Insurance expense for the year ended December 31, 2011 was $53.8 million, or 3.7% of net revenue, compared to $44.8 million, or 3.2% of net revenue, for the year ended December 31, 2010. We recorded an increase of prior year insurance provisions of $8.6 million during the year ended December 31, 2011 compared to a decrease of $3.2 million during the year ended December 31, 2010.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2011 was $40.7 million, or 2.8% of net revenue, compared to $39.4 million, or 2.9% of net revenue, for the year ended December 31, 2010.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2011 was $57.3 million, or 4.0% of net revenue, compared to $44.9 million, or 3.3% of net revenue, for the same period in 2010. The $12.3 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

Year ended December 31, 2010 compared to year ended December 31, 2009

Consolidated

        Our results for the year ended December 31, 2010 reflect an increase in net revenue of $289.6 million and an increase in net income of $16.5 million compared to the year ended December 31, 2009. The increase in net income was attributable primarily to growth in income from operations and a decrease in interest expense, partially offset by the loss on early debt extinguishment. Net income for the year ended December 31, 2010 includes the impact from the loss on early debt extinguishment of $19.1 million and a $3.1 million reserve recorded in connection with a tentative legal settlement relating to certain AMR affiliates in New York, or the NY Accrual.

        Net revenue.    For the year ended December 31, 2010, we generated net revenue of $2,859.3 million compared to net revenue of $2,569.7 million for the year ended December 31, 2009, representing an increase of 11.3%. The increase is attributable to increases in revenues on existing contracts and increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $322.1 million, or 11.3% of net revenue, for the year ended December 31, 2010 compared to $287.0 million, or 11.2% of net revenue, for the same period in 2009. The year ended December 31, 2010 includes the impact from the NY Accrual described previously.

        Interest expense.    Interest expense for the year ended December 31, 2010 was $22.9 million compared to $41.0 million for the same period in 2009. The decrease was due to entering into our new credit facility in April 2010 and the redemption of our senior subordinated notes which resulted in a decrease to our effective interest rate compared to our previous debt structure. In conjunction with entering our new credit facility, we reduced our total outstanding debt by $25.0 million.

        Income tax expense.    Income tax expense increased by $13.4 million for the year ended December 31, 2010, compared to the same period in 2009. Our effective tax rate for the year ended December 31, 2010 was 37.6% compared with 36.4% for the same period in 2009. The effective tax rate in 2009 was impacted by the reversal of reserves associated with previous tax positions recognized in prior periods, partially offset by additional valuation allowances recognized during 2009. The effective tax rate in 2010 was favorably impacted by the reduction of certain valuation allowances recognized in prior periods.

EmCare

        Net revenue.     Net revenue for the year ended December 31, 2010 was $1,478.5 million, an increase of $252.6 million, or 20.6%, from $1,225.8 million for the year ended December 31, 2009. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2008 accounted for a net revenue increase of $191.3 million for the year ended December 31, 2010, of which $143.6 million came from net new contracts added in 2009 with the remaining increase in net revenue from those added in 2010. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $46.5 million, or 5.0%, for the year ended December 31, 2010. The change is due to a 4.5% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 0.5% over the prior period. 2009 weighted encounters were positively impacted by additional volume from patients treated in response to the H1N1 virus.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2010 were $1,164.4 million, or 78.8% of net revenue, compared to $956.3 million, or 78.0% of net revenue, for the same period in 2009. Provider compensation costs increased $160.1 million from net new contract additions. "Same store" provider compensation and benefits costs were $30.0 million over the prior period due to a 4.3% increase in provider compensation per weighted patient encounter and a 0.5% increase in weighted patient encounters. Non-provider compensation and total benefits costs increased by $17.0 million due primarily to our recent acquisitions.

        Operating expenses.    Operating expenses for the year ended December 31, 2010 were $45.7 million, or 3.1% of net revenue, compared to $39.9 million, or 3.3% of net revenue, for the same period in 2009. Operating expenses increased $5.9 million due primarily to higher collection agency and billing fees incurred in connection with our net new contracts added since December 31, 2008 and the expansion of our anesthesiology and radiology businesses.

        Insurance expense.    Professional liability insurance expense for the year ended December 31, 2010 was $52.5 million, or 3.6% of net revenue, compared to $49.6 million, or 4.0% of net revenue, for the same period in 2009. An increase of prior year insurance provisions of $3.6 million was recorded during the year ended December 31, 2010 compared to an increase of $3.4 million during the same period in 2009.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2010 was $28.5 million, or 1.9% of net revenue, compared to $25.3 million, or 2.1% of net revenue, for the same period in 2009. The $3.2 million increase is due primarily to growth in the number of net new contracts since December 31, 2008, including costs from our acquisitions.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2010 was $20.4 million, or 1.4% of net revenue, compared to $15.2 million, or 1.2% of net revenue, for the same period in 2009. The $5.2 million increase is due primarily to additional amortization expense associated with contract intangible assets recorded on acquisitions completed subsequent to December 31, 2008.

AMR

        Net revenue.    Net revenue for the year ended December 31, 2010 was $1,380.9 million, an increase of $37.0 million, or 2.8%, from $1,343.9 million for the same period in 2009. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 2.8%, or $37.3 million. The increase in net revenue per weighted transport of 2.8% was due to a 2.1% increase in rates with the remaining increase coming from growth in our managed transportation business combined with other non-transport related revenue increases. Weighted transports decreased 700 from the same period last year. This change was due to a decrease in weighted transport volume in existing markets of 0.6%, or 17,800 weighted transports, due to the exit of certain contracts in existing markets, and a decrease of 14,600 weighted transports from the exit of certain markets, which decreases were offset by an increase of 31,700 weighted transports from our entry into new markets.

        Compensation and benefits.    Compensation and benefit costs for the year ended December 31, 2010 were $859.1 million, or 62.2% of net revenue, compared to $840.5 million, or 62.5% of net revenue, for the year ended December 31, 2009. Ambulance crew wages per ambulance unit hour increased by approximately 4.3%, or $19.7 million attributable primarily to annual wage rate increases. Ambulance unit hours decreased period over period by 1.4%, or $6.8 million, due primarily to the reduction in volume in existing markets and increased efficiency in our ambulance unit hour deployment.

        Operating expenses.    Operating expenses for the year ended December 31, 2010 were $313.5 million, or 22.7% of net revenue, compared to $294.5 million, or 21.9% of net revenue, for the year ended December 31, 2009. The change is due primarily to increased fuel costs of $5.1 million, increased costs associated with growth in our managed transportation business of $9.2 million, and a $3.1 million reserve recorded in connection with the NY Accrual.

        Insurance expense.    Insurance expense for the year ended December 31, 2010 was $44.8 million, or 3.2% of net revenue, compared to $48.0 million, or 3.6% of net revenue, for the year ended December 31, 2009. We recorded a decrease of prior year insurance provisions of $3.2 million during the year ended December 31, 2010 compared to an increase of $1.1 million for the same period in 2009.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2010 was $39.4 million, or 2.9% of net revenue, compared to $38.2 million, or 2.8% of net revenue, for the year ended December 31, 2009.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2010 was $44.9 million, or 3.3% of net revenue, compared to $49.2 million, or 3.7% of net revenue, for the same period in 2009. The decrease is due primarily to a $3.0 million reduction in depreciation expense related primarily to AMR's ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets. Amortization expense also decreased by $1.3 million as certain contract-related intangible assets became fully amortized in 2009.

Liquidity and Capital Resources

        Our primary source of liquidity is cash flow provided by our operating activities. We also have the ability to use our asset-based revolving credit facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in Item 1A, "Risk Factors" for circumstances that could affect our sources of liquidity.

        Concurrent with the completion of the Merger on May 25, 2011, we issued $950 million of senior unsecured notes and entered into the $1.8 billion senior secured credit facilities, which are further described in Note 8 to the accompanying consolidated financial statements, and consist of the $1.44 billion Term Loan Facility, and the $350 million ABL Facility.

        Our ABL Facility provides for up to $350 million of senior secured first priority borrowings, subject to a borrowing base of $375 million as of December 31, 2011. The ABL Facility is available to fund working capital and for general corporate purposes. As of December 31, 2011, we had available borrowing capacity of $327.6 million and $22.4 million of letters of credit issued under the ABL Facility.

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

Cash Flow

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated (amounts in thousands):

	Combined	Predecessor
	Year ended December 31,
	2011	2010	2009
Net cash provided by (used in)
Operating activities	$182,796	$185,544	$272,553
Investing activities	(3,055,435)	(158,865)	(116,629)
Financing activities	$2,719,301	$(72,206)	$30,791

Operating Activities

        Net cash provided by operating activities was $182.8 million for the year ended December 31, 2011 compared to $185.5 million for the same period last year. The decrease in operating cash flows was affected primarily by a decrease in net income from additional interest expense and fees associated with the Merger, offset by increases in cash flows from operating assets and liabilities. Accounts payable and accrued liabilities increased cash flows from operations by $32.4 million during 2011 compared to a decrease of $3.1 million during 2010. The change is due primarily to the timing of payroll related payments, incentive compensation and interest payments during the year ended December 31, 2011 compared to the same period in 2010. Accounts receivable increased $14.9 million and $22.2 million during each of the years ended December 31, 2011 and 2010, respectively. Days sales outstanding, or DSO, increased 1 day during the year ended December 31, 2011.

        We regularly analyze DSO, which is calculated by taking our net revenue for the quarter divided by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities. The reductions since December 31, 2008 shown below are due to additional collections on accounts receivable from continued billing and collection process enhancements at both AMR and EmCare. The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q4 2011	Q3 2011	Q2 2011	Q1 2011	Q4 2010	Q4 2009	Q4 2008
EmCare	57	54	52	54	54	60	68
AMR	68	68	68	66	69	68	79
EMSC	62	60	59	60	61	64	74

        Net cash provided by operating activities was $185.5 million for the year ended December 31, 2010 compared to $272.6 million for the same period in 2009. Cash tax payments increased $78.0 million due to increased utilization of our net operating loss carryforwards in 2009 compared to 2010. Trade and other accounts receivable decreased cash flows from operations $22.2 million during the year ended December 31, 2010 primarily due to revenue growth, offset by a decrease in DSO. Operating cash flow in 2009 was positively impacted by a reduction in accounts receivable of $18.7 million from a reduction in DSO. Operating cash flow associated with the change in prepaids and other current assets decreased by $18.5 million for the year ended December 31, 2010 compared to the same period in 2009. The positive impact in 2009 is primarily attributable to the timing of payments for income taxes and insurance premiums. Accounts payable and accrued liabilities decreased operating cash flow by $3.1 million during 2010 compared to an increase of $18.0 million in 2009. The change is attributable primarily to the timing of payroll related payments.

Investing Activities

        Net cash used in investing activities was $3,055.4 million for the year ended December 31, 2011 compared to $158.9 million for the same period in 2010. The increase is primarily due to the purchase of EMSC by CD&R for $2.8 billion combined with increases in acquisition activity. Acquisitions of businesses totaled $179.2 million during the year ended December 31, 2011 compared to $119.9 million during the same period in 2010.

        Net cash used in investing activities was $158.9 million for the year ended December 31, 2010 compared to $116.6 million for the same period in 2009. The change relates primarily to increases in acquisition activity. Acquisitions of businesses totaled $119.9 million during the year ended December 31, 2010 compared to $75.6 million during the same period in 2009. This change in cash used in investing activities was offset by an increase in cash provided by other investing activities of

$11.3 million during the year ended December 31, 2010 compared to the same period in 2009 due primarily to the return of performance bond collateral.

Financing Activities

        Net cash provided by financing activities was $2,719.3 million for the year ended December 31, 2011 compared to net cash used in financing activities of $72.2 million for the same period in 2010. We entered into new credit facilities in connection with the Merger which resulted in new borrowings of $2,390.0 million during the year ended December 31, 2011. During 2011, we also received $887.1 million in proceeds from CD&R's equity investment in EMSC. These sources of cash from financing activities were partially offset by $117.8 million in debt issuance costs, $31.9 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger. At December 31, 2011, there were no amounts outstanding under our revolving credit facility.

        Net cash used in financing activities was $72.2 million for the year ended December 31, 2010 compared to net cash provided by financing activities of $30.8 million for the same period in 2009. In connection with our new credit facilities entered into in April 2010, we incurred $12.1 million in debt issuance costs related to our new credit facility and used $25.0 million to reduce our total outstanding debt. We also incurred $14.5 million in cash payments related to the redemption of our senior subordinated notes during the year ended December 31, 2010. Additionally, the change in bank overdrafts increased the cash used in financing activities by $32.6 million in 2010 as we transferred funds between bank accounts to take advantage of attractive depository terms. These items are partially offset by the cash flow benefit related to tax deductions for stock-based compensation during the year ended December 31, 2010. At December 31, 2010 and 2009, there were no amounts outstanding under our revolving credit facility.

Debt Facilities

        On May 25, 2011, we issued $950 million of senior unsecured notes and entered into $1.8 billion of senior secured credit facilities referred to collectively as the Credit Facilities.

        The Notes have a fixed interest rate of 8.125%, payable semi-annually with the principal due at maturity in 2019. The Notes are general unsecured obligations of EMSC and are guaranteed by each of EMSC's domestic subsidiaries, except for any of EMSC's subsidiaries subject to regulation as an insurance company, including EMSC's captive insurance subsidiary.

        We may redeem the Notes, in whole or in part, at any time prior to June 1, 2014, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. We may redeem the Notes, in whole or in part, at any time (i) on and after June 1, 2014 and prior to June 1, 2015, at a price equal to 106.094% of the principal amount of the Notes, (ii) on or after June 1, 2015 and prior to June 1, 2016, at a price equal to 104.063% of the principal amount of the Notes, (iii) on or after June 1, 2016 and prior to June 1, 2017, at a price equal to 102.031% of the principal amount of the Notes, and (iv) on or after June 1, 2017, at a price equal to 100.000% of the principal amount of the Notes, in each case, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to June 1, 2014, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 108.125%, plus accrued and unpaid interest, if any, to the applicable redemption date.

        The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur more indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, we are required to make an offer to repurchase all of the Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If we sell assets under certain circumstances, we must use the proceeds to make an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

        The Credit Facilities consist of the $1.44 billion Term Loan Facility and the $350 million ABL Facility. Loans under the Term Loan Facility bear interest at EMSC's election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period, or the Term Loan LIBOR rate, and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR rate (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

        Loans under the ABL Facility bear interest at our election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period, or the ABL LIBOR rate, plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR rate plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments. The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

        As of December 31, 2011, letters of credit outstanding which impact the available credit under the ABL Facility were $22.4 million and the maximum available under the ABL Facility was $327.6 million. There were no borrowings under the ABL Facility as of December 31, 2011.

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

        The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a "payment condition." The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and pro forma compliance with a fixed charge coverage ratio of 1.0 to 1.0.

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

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2011, including our borrowings under our senior secured credit facility.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Senior secured credit facility(1)	$14,400	$28,800	$28,800	$1,357,200	$1,429,200
Bonds	—	—	—	950,000	950,000
Capital lease obligations	155	154	175	114	598
Other long-term debt	37	82	97	374	590
Interest on debt(2)	153,687	305,106	301,061	285,929	1,045,783
Operating lease obligations	39,179	54,296	39,795	39,146	172,416
Other contractual obligations(3)	27,905	37,704	23,455	24,845	113,909

Subtotal	235,363	426,142	393,383	2,657,608	3,712,496

Other commitments(Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	36,270	36,270
Letters of credit(4)	—	—	22,364	65,414	87,778

Subtotal	—	—	22,364	101,684	124,048

Total obligations and commitments	$235,363	$426,142	$415,747	$2,759,292	$3,836,544

(1)
Excludes interest on our senior secured credit facility.

(2)
Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2011 of 5.25%. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

(3)
Includes CD&R management fees, dispatch and responder fees, contingent consideration related to acquisitions and other purchase obligations of goods and services.

(4)
Letters of credit due in 2016 totaling $22.4 million are collateralized by our revolving credit facility. The remaining balance of $65.4 million relates to EMCA letters of credit which are deemed to have expiration dates in excess of 5 years.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. While we have from time to time entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

        We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. At December 31, 2011, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.24 to $4.06 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. These transactions fix the price for a total of 3.0 million gallons and are spread over periods from January 2012 through December 2013.

        In October 2011, we entered into interest rate swap agreements which will mature on August 31, 2015. The agreement is with major financial institutions and effectively converts a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with our counterparties for the difference between the rate paid and the fixed rate.

        As of December 31, 2011, we had $2,371.7 million of outstanding debt, excluding capital leases, of which $1,421.1 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.5%, above our LIBOR floor of 1.5%, will impact our interest costs by $7.1 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2011, the end of the period covered by this report.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B.    OTHER INFORMATION

        On March 12, 2012, the Compensation Committee of Holding granted Dighton Packard 2,343 options to purchase common stock of Holding. All of these options have an exercise price of $64.00 per share, and will vest ratably in annual installments over the three-year period from the date of grant. The Company expects to set additional performance criteria with respect to the vesting of such options in the second quarter of 2012.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

        The Board of Directors (the "Board") currently consists of eight members: Ronald A. Williams (Chair), Carol J. Burt, Kenneth A. Giuriceo, Randel G. Owen, Leonard M. Riggs, Jr., M.D., William A. Sanger, Richard J. Schnall and Michael L. Smith. Our directors were elected on May 25, 2011 concurrent with the closing of the Merger other than Ms. Burt, Mr. Owen, Dr. Riggs and Mr. Smith, who were all elected on August 10, 2011. Each director was elected to serve until a successor is duly elected and qualified.

        Prior to the Merger, the following individuals served on our Board of Directors in 2011: Kevin E. Benson, Steven B. Epstein, Paul B. Iannini, M.D., James T. Kelly, Robert M. Le Blanc, Leonard Riggs, Jr., M.D., William A. Sanger and Michael L. Smith.

        Set forth below are the name, age, position and description of the business experience of our executive officers and directors:

Name	Age	Title(s)
William A. Sanger	61	Director, President and Chief Executive Officer
Randel G. Owen	53	Director, Executive Vice President and Chief Financial Officer
Todd G. Zimmerman	46	President of EmCare and Executive Vice President of EMSC
Mark E. Bruning	53	President of AMR
Dighton C. Packard, M.D.	64	Chief Medical Officer of EMSC
Steve G. Murphy	57	Senior Vice President of Government and National Services of EMSC
Kimberly Norman	47	Senior Vice President of Human Resources of EMSC
Steve W. Ratton, Jr.	50	Treasurer and Senior Vice President of Mergers and Acquisitions of EMSC
R. Jason Standifird	39	Senior Vice President, Chief Accounting Officer and Controller
Craig A. Wilson	43	Senior Vice President, General Counsel and Secretary
Ronald A. Williams	62	Director and Chairman
Richard J. Schnall	41	Director
Kenneth A. Giuriceo	38	Director
Carol J. Burt	54	Director
Leonard M. Riggs, Jr., M.D.	69	Director
Michael L. Smith	63	Director

        William A. Sanger has been a director and Chief Executive Officer of EMSC and its predecessor since February 2005, and the President of EMSC since 2008. Mr. Sanger was appointed President of EmCare in 2001 and Chief Executive Officer of EmCare and AMR in June 2002. Mr. Sanger served as President and Chief Executive Officer of Cancer Treatment Centers of America, Inc. from 1997 to 2001. Mr. Sanger is also a co-founder of BIDON Companies where he has been a Managing Partner since 1999. From 1994 to 1997, Mr. Sanger was co-founder and Executive Vice President of PhyMatrix Corp., then a publicly traded diversified health services company. In addition, Mr. Sanger was President and Chief Executive Officer of various other healthcare entities, including JFK Health Care System. Mr. Sanger serves as the Chairman of the Board of Directors of Vidacare Corporation, a medical device company. Mr. Sanger is also a director of Carestream Health, Inc. Mr. Sanger has more than 30 years of experience in the healthcare industry, and we believe his experience both as an entrepreneur and a seasoned public company executive, including eight years of experience in different capacities with EmCare and AMR, make him uniquely qualified to serve in his role. Mr. Sanger has an MBA from the Kellogg School of Management at Northwestern University.

        Randel G. Owen has been a Director of EMSC since August 2011, Chief Financial Officer of EMSC and its predecessor since February 10, 2005 and was appointed Executive Vice President as of December 1, 2005. Mr. Owen was appointed Executive Vice President and Chief Financial Officer of AMR in March 2003. He joined EmCare in July 1999 and served as Executive Vice President and Chief Financial Officer from June 2001 to March 2003. Mr. Owen is also a director of First Cash Financial Services, Inc. Before joining EmCare, Mr. Owen was Vice President of Group Financial Operations for PhyCor, Inc., a medical clinic operator, in Nashville, Tennessee from 1995 to 1999. Mr. Owen has more than 25 years of financial experience in the healthcare industry, and we believe his extensive financial background, financial reporting expertise, and his extensive knowledge of operations, to be valuable contributions to the board of directors. Mr. Owen received an accounting degree from Abilene Christian University.

        Todd G. Zimmerman has been President of EmCare since April 2010. Prior to this role, he served as General Counsel of EMSC and its predecessor from February 10, 2005 through March 2010. Mr. Zimmerman was appointed Executive Vice President of EMSC effective December 1, 2005. Mr. Zimmerman was appointed General Counsel and Executive Vice President of EmCare in July 2002 and of AMR in May 2004. Mr. Zimmerman joined EmCare in October 1997 in connection with EmCare's acquisition of Spectrum Emergency Care, Inc., an emergency department and outsourced physician services company, where he served as Corporate Counsel. Prior to joining Spectrum in 1997, Mr. Zimmerman worked in the private practice of law for seven years, providing legal advice and support to various large corporations. Mr. Zimmerman received his B.S. in Business Administration from St. Louis University and his J.D. from the University of Virginia School of Law.

        Mark E. Bruning was appointed President of AMR in May 2009, after having served as Executive Vice President since January 2008. Mr. Bruning has spent over 25 years of his career with AMR in numerous positions, and over 15 years in leadership roles with AMR. Prior to his current appointment, Mr. Bruning was a divisional Chief Operating Officer for AMR in AMR's Central Division. Mr. Bruning holds an MBA from the Kellogg Graduate School of Management at Northwestern University.

        Dighton C. Packard, M.D. has been Chief Medical Officer of EmCare since 1990 and became Chief Medical Officer of the predecessor of EMSC in April 2005. Dr. Packard is also the Chairman of the Department of Emergency Medicine at Baylor University Medical Center in Dallas, Texas and a member of the Board of Trustees for Baylor University Medical Center and for Baylor Heart and Vascular Hospital. Dr. Packard has practiced emergency medicine for more than 30 years. He received his B.S. from Baylor University at Waco and his M.D. from the University of Texas Medical School at San Antonio.

        Steve G. Murphy was appointed Senior Vice President of Government and National Services of EMSC effective December 1, 2005. He has served in that role with AMR since 2003. Prior to joining AMR in 1989, Mr. Murphy was National Vice President of Government Relations for CareLine Inc. and MedTrans, Inc., President and Chief Operating Officer of Pruner Health Services, Inc. and Chief Administrative Officer for Pruner's Napa Ambulance Service, Inc. Mr. Murphy has been active in emergency medical services and the ambulance industry for more than 30 years. He holds a Registered Nursing Degree and has been certified as a Certified Emergency Nurse and Mobile Intensive Care Nurse.

        Kimberly Norman was appointed Senior Vice President of Human Resources of EMSC effective December 1, 2005. Ms. Norman joined MedTrans, Inc. in June 1991 and joined AMR in 1997, when it merged with MedTrans. She has held various human resource positions for AMR, including Benefits Specialist, Manager of Human Resources and Employee Development, and Regional and National Vice

President of Human Resources. Ms. Norman received her B.B.M. from the University of Phoenix and a Human Resource Management Certification from San Diego State University.

        Steve W. Ratton, Jr. has been Treasurer of EMSC and its predecessor since February 2005 and was appointed Senior Vice President of Mergers and Acquisitions effective December 1, 2005. Mr. Ratton joined EmCare in April 2003 as Executive Vice President and Chief Financial Officer. Prior to joining EmCare, Mr. Ratton served as Treasurer for Radiologix, Inc. from September 2001 to April 2003. Mr. Ratton was Vice President of Finance for Matrix Rehabilitation, Inc. from August 2000 to September 2001, and Director of Finance for PhyCor, Inc. from April 1998 to August 2000. Mr. Ratton has more than 20 years of experience in the healthcare industry, in both hospital and physician settings. Mr. Ratton has an accounting degree from the University of Texas at El Paso.

        R. Jason Standifird has been Vice President and Controller of EMSC and its predecessor since February 2005, and was appointed Chief Accounting Officer in February 2009. Mr. Standifird joined AMR in 2004 as its Controller, and is a Certified Public Accountant. Prior to joining AMR, Mr. Standifird was a manager with PricewaterhouseCoopers in their Assurance and Business Advisory Services division. Mr. Standifird has a B.S. degree from Boston College in Accounting and Finance.

        Craig A. Wilson has been General Counsel of EMSC since April 1, 2010 and Secretary of EMSC since August 10, 2011. Prior to this role, he served as Assistant Secretary from April 1, 2010 to August 10, 2011 and Corporate Counsel of EMSC from February 2005 through March 2010. Mr. Wilson was Corporate Counsel of EmCare from March 2000 through February 2005. Prior to joining EmCare in 2000, Mr. Wilson worked in the private practice of law for seven years. Mr. Wilson received his B.S. in Business Administration and Political Science from William Jewell College and his J.D. from Northwestern University School of Law.

        Ronald A. Williams has been an operating advisor to Clayton, Dubilier & Rice Fund VIII, L.P. since April 2011. Previously, Mr. Williams was most recently Chairman of Aetna Inc. After joining Aetna in 2001, he became President in 2002. He served as CEO from February 2006 to November 2010 and Chairman of the Board from October 2006 to April 2011. Mr. Williams is a member of the President's Management Advisory Board, assembled by President Obama to help bring the best of business practices to the management and operation of the federal government. Mr. Williams serves on the Board of Directors of American Express Company, The Boeing Company and Johnson & Johnson, as well as the Boards of the Peterson Institute for International Economics and Save the Children. Prior to joining Aetna, Mr. Williams was Group President of the Large Group Division at WellPoint Health Networks Inc. and President of the company's Blue Cross of California subsidiary. Mr. Williams is a graduate of Roosevelt University and holds an M.S. in Management from the Sloan School of Management at the Massachusetts Institute of Technology. As Chairman, Mr. Williams brings to our board of directors his extensive management, operations, and business experience leading in a rapidly changing and highly regulated industry and his focus on innovation through information technology, as well as his leadership, financial and core business skills.

        Richard J. Schnall has been a financial partner at Clayton, Dubilier & Rice since 2001 and has been with the firm since 1996. Prior to joining Clayton, Dubilier & Rice, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is a limited partner of CD&R Associates VI Limited Partnership, a director and stockholder of CD&R Investment Associates VI, Inc., a director at Sally Beauty Holdings, Inc., Diversey, Inc., U.S. Foodservice and HGI Holding, Inc. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds a Masters of Business Administration from Harvard Business School. We believe that Mr. Schnall's executive and financial experience well qualifies him to serve on our board of directors.

        Kenneth A. Giuriceo has been a financial partner at Clayton, Dubilier & Rice since 2007. Prior to joining Clayton, Dubilier & Rice in 2003, Mr. Giuriceo worked in the principal investment area of

Goldman, Sachs & Co., an investment and banking firm, from 2002 to December 2003. Mr. Giuriceo is currently a member of the Board of Directors of Sally Beauty Holdings, Inc., and is currently a member of the Board of Directors at The ServiceMaster Company, a private outsourcing services company, where he serves as chair of its audit committee and as a member of its compensation committee. We believe that Mr. Giuriceo's executive and financial experience well qualifies him to serve on our board of directors.

        Carol J. Burt became a director of EMSC in August 2011. Ms. Burt has been principal of Burt-Hilliard Investments, a private investment and consulting service to the health care industry, since January 2008. Ms. Burt was formerly an executive officer of WellPoint, Inc., where she served from 1997 to 2007. Most recently, Ms. Burt served as WellPoint's Senior Vice President, Corporate Finance and Development, from 2005 until 2007. From 1999 to 2004, Ms. Burt was WellPoint's Senior Vice President, Finance and Strategic Development, and from 1997 to 1998, WellPoint's Senior Vice President, Finance and Treasury. In her time at WellPoint, Ms. Burt was responsible for, among other things, mergers and acquisitions, corporate strategy, strategic investments, capital planning and allocation, treasury and investment functions, and real estate management. She also oversaw WellPoint's financial planning and analysis, forecasting and budgeting and related matters. In addition, WellPoint's financial services and international insurance business units reported to her. Ms. Burt currently serves as a director of Vanguard Health Systems, Inc. where she serves on the audit and compliance committee, and WellCare Health Plans, Inc. where she serves on the audit and compensation committees. We believe that Ms. Burt's strategic, operational and financial experience in the managed care industry are valuable assets to our board of directors.

        Leonard M. Riggs, Jr., M.D. became a director of EMSC in August 2011 and was previously a director of EMSC from July 2010 to May 2011. He is a private investor and serves as an Operating Partner of CIC Partners, a private equity firm based in Dallas, Texas. Dr. Riggs was a founder of EmCare, Inc., and also served as its Chairman and Chief Executive Officer until 2002. Dr. Riggs has served on numerous boards and is a former president of the American College of Emergency Physicians. We believe Dr. Riggs's experience as a prominent physician with executive experience in outsourced healthcare services enables him to provide a unique and valuable perspective as a member of our board of directors.

        Michael L. Smith became a director of EMSC in August 2011 and previously was a director of EMSC and its predecessor company from July 2005 to May 2011. Mr. Smith is a private investor who continues to serve on the boards of leading healthcare companies. He is a founding partner of Cardinal Equity Fund and Cardinal Equity Partners. From 2001 until his retirement in January 2005, Mr. Smith served as Executive Vice President and Chief Financial and Accounting Officer of Anthem, Inc. and its subsidiaries, Anthem Blue Cross and Blue Shield, which together form one of the leading health insurance groups in the United States. Mr. Smith brings a deep knowledge of public companies in the healthcare industry from his past experience as an executive and his continuing experience as a director. From 1996 to 1998 he served as Chief Operating Officer and Chief Financial Officer of American Health Network Inc., then a subsidiary of Anthem. Mr. Smith was Chairman, President and Chief Executive Officer of Mayflower Group, Inc., a transportation company, from 1989 to 1995, and held various other management positions with that company from 1974 to 1989. Mr. Smith also serves as a director of Kite Realty Group Trust, a retail property REIT, Vectren Corporation, a gas and electric power utility, BrightPoint, Inc., a global distribution and logistics company serving the wireless communication industry, and HH Gregg, Inc., a national home appliance and electronics retailer. Mr. Smith previously served as a director of Calumet Specialty Products, LP (a refiner of specialty petroleum products) from 2006 to 2009 and Intermune Inc. (a biopharmaceutical company). Mr. Smith also serves as a member of the Board of Trustees of DePauw University, the Nature Conservancy of Indiana, The Lumina Foundation, and member (past Chairman) of the Indiana Commission for Higher

Education. We believe that Mr. Smith's healthcare industry and public company experience well qualifies him to serve on our board of directors.

Corporate Governance

Board Composition

        The board of directors of EMSC is currently composed of eight members, all of whom were elected as directors in accordance with our second amended and restated certificate of incorporation.

        Under our second amended and restated by-laws, our board of directors will consist of such number of directors as may be determined from time to time by resolution of the board of directors, but in no event may the number of directors be less than one. Any vacancies or newly created directorships may be filled only by a vote of our stockholders. Each director will hold office until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal.

Committees of the Board of Directors

        Our board of directors maintains an audit committee, a compensation committee, a compliance committee, an executive committee and a finance committee.

        The audit committee has responsibility for, among other things, assisting our board of directors in reviewing our financial reporting and other internal control processes, our financial statements, the independent auditors' qualifications and independence, and the performance of our internal audit function and independent auditors. The members of our audit committee are Ms. Burt and Messrs. Giuriceo and Smith, of whom Ms. Burt and Mr. Smith are "independent" as such term is defined by The New York Stock Exchange corporate governance standards, and Mr. Smith is an "audit committee financial expert" as defined under the SEC rules.

        The compensation committee has responsibility for reviewing and approving the compensation and benefits of our employees, directors and consultants; administering our employee benefits plans; authorizing and ratifying stock option grants and other incentive arrangements; and authorizing employment and related agreements. The members of our compensation committee are Dr. Riggs and Messrs. Schnall and Williams, of whom Dr. Riggs is "independent" as such term is defined by The New York Stock Exchange corporate governance standards.

        The compliance committee has responsibility for ensuring proper communication of compliance issues to the board of directors and its committees; reviewing significant compliance risk areas and management's efforts to monitor, control and report such risk exposures; monitoring the effectiveness of our ethics and compliance department; and reviewing and approving compliance related policies and proceedings. The members of our compliance committee are Dr. Riggs and Messrs. Owen, Sanger, Smith and Williams.

        The executive committee has responsibility for assisting the board of directors with its responsibility and, except as may be limited by law, our certificate of incorporation or bylaws, to exercise the powers and authority of the board of directors while the board of directors is not in session. The members of our executive committee are Messrs. Williams, Sanger and Schnall.

        The finance committee has responsibility for assisting the board of directors in satisfying its responsibilities relating to our financing strategy, financial policies and financial condition. The members of our finance committee are Ms. Burt and Messrs. Owen, Giuriceo, Sanger and Schnall.

Director Independence

        Though not formally considered by our board of directors because our common stock is not listed on a national securities exchange, our board of directors has determined that Ms. Burt, Dr. Riggs and Mr. Smith are "independent" as such term is defined by The New York Stock Exchange corporate governance standards.

Compensation Committee Interlocks and Insider Participation

        Until the Merger, the Compensation Committee was comprised of the following five non-employee directors in 2011: James T. Kelly, Chair, Kevin E. Benson, Robert M. LeBlanc, Leonard M. Riggs, Jr. and Michael L. Smith.

        On August 10, 2011, Dr. Riggs and Messrs. Schnall and Williams were appointed as members of our Compensation Committee. There are no members of the Compensation Committee who serve as an officer or employee of the Company or any of its subsidiaries. In addition, no executive officer of the Company serves as a director or as a member of the compensation committee of a company (i) whose executive officer served as a director or as a member of the Compensation Committee of the Company and (ii) which employs a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires that directors, executive officers and persons who beneficially own more than 10% of the common stock of a company with a class of equity securities listed on a national securities exchange file reports of initial ownership and changes in ownership with the SEC. The Company is no longer subject to these reporting requirements following completion of the Merger, and we do not believe any forms were not timely filed in 2011, other than as previously disclosed in our Form 10-K/A, which was filed with the SEC on May 2, 2011.

Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers

        The Board of Directors has adopted a "Code of Business Conduct and Ethics" that applies to all of the Company's officers, employees and directors, and a "Code of Ethics for the Chief Executive Officer and Senior Financial Officers" that applies to our Chief Executive Officer, Chief Financial Officer, corporate officers with financial and accounting responsibilities, including the Controller/Chief Accounting Officer, Treasurer and any other person performing similar tasks or functions. The Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available at the "Corporate Governance" section of the Company's website at www.emsc.net. Copies of these codes may also be obtained free of charge from the Company upon a request to Emergency Medical Services Corporation, Attn: Investor Relations, 6200 S. Syracuse Way, Suite 200, Greenwood Village, Colorado 80111, (303) 495-1200.

        We will promptly disclose any substantive changes in or waiver of, together with reasons for any waiver of, either of these codes granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions, and our directors by posting such information in the "Corporate Governance" section of our website at www.emsc.net until we are no longer subject to such public disclosure requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by, our "named executive officers," who consist of our principal executive officer, principal financial officer, and our three other most highly compensated executive officers, for fiscal year 2011 as follows:

  •
  William A. Sanger, President and Chief Executive Officer

  •
  Randel G. Owen, Executive Vice President and Chief Financial Officer

  •
  Todd G. Zimmerman, President of EmCare and Executive Vice President of the Company

  •
  Mark Bruning, President of AMR, and

  •
  Dighton Packard, M.D., Chief Medical Officer of the Company

        Following the Merger, we became an indirect subsidiary of Holding, a company controlled by the CD&R Affiliates. This compensation discussion and analysis describes our executive compensation for fiscal year 2011, as well as certain important compensation decisions made in connection with the Merger. The principal changes made in connection with the Merger were the following:

  •
  The employment agreements for each of our named executive officers were amended which, among other changes, modifies the "good reason" events for termination of employment by the executive; and

  •
  Holding adopted a new equity incentive plan which provides for the granting of time-vested stock options to our executive officers, key employees, and directors, and each of the named executive officers received new option grants.

Compensation Overview and Philosophy

        The executive compensation programs in place before the Merger were designed with the objectives of (1) attracting and retaining highly motivated, qualified and experienced executives; (2) focusing the attention of the named executive officers on the operational and financial performance of the Company; and (3) encouraging the named executive officers to meet long-term performance objectives and increase stockholder value.

Role of the Compensation Committee

        The role of our Compensation Committee is to assist our board of directors in the discharge of its responsibilities relating to our executive compensation program. Our Compensation Committee is responsible for establishing, administering and monitoring our policies governing the compensation for our executive officers, including determining base salaries and cash incentive awards.

        During fiscal year 2011 prior to the Merger, our board of directors consisted of Robert M. LeBlanc, William A. Sanger, Kevin E. Benson, Steven B. Epstein, Paul B. Iannini, James T. Kelly, Leonard M. Riggs, Jr. and Michael L. Smith. There were no members of the Compensation Committee who served as an officer or employee of the Company or any of its subsidiaries during 2011. This membership in 2011 prior to the Merger was made up of four independent, non-employee directors and one non-employee director who was not deemed independent, as permitted under NYSE rules due to the "controlled company" exception, which applied to the Company at the time. Effective upon the Merger, the members of our board of directors became Richard J. Schnall, Kenneth A. Giuriceo, Ronald A. Williams and William A. Sanger. On August 10, 2011, Carol J. Burt, Randel G. Owen,

Dr. Leonard M. Riggs, Jr. and Michael L. Smith were appointed to the board of directors of EMSC, and Dr. Riggs and Messrs. Schnall and Williams were appointed as members of the Compensation Committee.

        The Compensation Committee developed, in consultation with management and outside consultants, an Executive Officer Evaluation and Compensation Plan which historically provided the Compensation Committee with a tool for gauging the compensation of the named executive officers. Through the Executive Officer Evaluation and Compensation Plan, the executive compensation programs in place prior to the Merger were designed to effectively attract, retain, and motivate top quality executives who have the ability to significantly influence our long-term financial success, and who are responsible for effectively managing our operations in a way that maximizes stockholder value. The compensation programs for named executive officers seek to achieve a balance between compensation levels and our annual and long-term budgets, strategic plans, business objectives, and stockholder expectations. The Executive Officer Evaluation and Compensation Plan set forth core practices that defined the overriding objectives for prior fiscal years' executive compensation programs prior to the Merger and the role of the various compensation elements in meeting those objectives. These core practices were as follows:

  •
  To ensure that all elements of executive compensation and benefits, and of the compensation process, were controlled by the Compensation Committee;

  •
  To ensure that total executive compensation levels were reasonably linked to our performance, which may require the Compensation Committee to look beyond financial performance measures to the executives' achievement of our other strategic goals;

  •
  To provide for compensation arrangements that were comparable to similar organizations and jobs, with realization of compensation linked to the executives' contributions toward achieving our goals;

  •
  To require that all elements of the compensation program were reviewed and approved annually by the Compensation Committee, and to require that processes and programs were reviewed regularly for compliance with relevant laws and regulations;

  •
  To design compensation arrangements so that they could be easily explained to, and understood by, individuals with a basic business background; and

  •
  To consider various programs and vehicles available for compensation, including cash and equity.

        Three officers of the Company and its subsidiaries were compensated under the Executive Officer Evaluation and Compensation Plan in fiscal year 2011 prior to the Merger: William A. Sanger, who at the time was Chairman, President and Chief Executive Officer, Randel G. Owen, the Executive Vice President and Chief Financial Officer, and Todd G. Zimmerman, the Executive Vice President and President of EmCare. All aspects of compensation for these executive officers in fiscal year 2011 were determined by the Compensation Committee. Mr. Bruning is also compensated through this plan starting in 2011.

        Senior level employees and officers other than Messrs. Sanger, Owen and Zimmerman participated in incentive plans that were available to a significant number of employees of the Company and its subsidiaries. Although some of those individuals were "named executive officers" of the Company under the SEC rules based on their position and level of compensation in some fiscal years, in which case their compensation was disclosed in our proxy materials for those years, their individual targets and performance measures were set by Mr. Sanger, to whom they typically reported, rather than directly by the Compensation Committee.

Elements of Our Executive Compensation Program

        During 2011, the compensation program for our named executive officers consisted of base salary, short-term cash incentives in the form of annual bonuses, and equity awards pursuant to the Amended and Restated Long-Term Incentive Plan. We did not grant equity awards to any of our named executive officers in 2011 prior to the Merger, but all of the named executive officers received equity awards in 2011 under the Company's new ownership structure as described in Item 11, "Determination of 2011 Compensation of Named Executive Officers—Long-term Incentives". During 2011, our named executive officers also participated in various benefit plans made available to most of our employees, and received certain other perquisites and benefits as detailed below.

Base Salary

        We pay each of our named executive officers a base salary in cash on a bi-weekly basis. The amount of the salary is reviewed annually and does not necessarily vary with our performance. We seek to provide base salary in an amount sufficient to attract and retain individuals with the qualities necessary to ensure the short-term and long-term financial success of the Company. Base salary for each named executive officer is based upon appropriate competitive reference points, job responsibilities and such executive's ability to contribute to our success. We targeted salaries to be in a market competitive range in light of the information we have gathered about our peer companies identified by the Compensation Committee, while recognizing individual differences in scope of responsibilities, qualifications, experience and leadership abilities. We also recognize the value of adjusting salaries as needed to maintain competitiveness vis-à-vis our peers without overemphasizing the use of automatic formulas. In connection with the Merger, we increased Mr. Owen's base salary to $505,000 and we increased Mr. Bruning's salary to $515,000.

Short-Term Incentives

        A portion of the named executive officers' targeted annual cash compensation was at risk, in the form of an annual cash incentive program contingent, in the case of each of Messrs. Sanger, Owen, Zimmerman and Bruning, upon meeting Adjusted EBITDA targets set by the Compensation Committee. Dr. Packard's annual cash incentive for fiscal year 2011 was contingent upon meeting annual objectives pursuant to the Management and Exempt Incentive Plan, or the MEIP, in addition to bonuses associated with his clinical functions. Mr. Bruning was also previously subject to the MEIP, but is currently compensated under the Executive Officer Evaluation and Compensation Plan. The primary purpose of the annual cash incentive plans was to focus the attention of the named executive officers on the operational and financial performance of the Company, as applied particularly to their areas of expertise and influence.

Long-term Incentives

        The Amended and Restated Long-Term Incentive Plan, or the LTIP, was intended to assure that the key individuals who impact our long-term success had a meaningful portion of their potential total compensation linked to their success in helping meet long-term performance objectives and increasing stockholder value.

        The LTIP provided, among other things, for the issuance of stock options, restricted shares, restricted share units, or RSUs, stock appreciation rights, stock awards and performance shares to employees and independent contractors of the Company and its subsidiaries, including our named executive officers.

        Upon completion of the Merger, each restricted share and RSU became fully vested and was cancelled and extinguished with the holder entitled to receive $64.00 for each such restricted share or share of Company common stock subject to a RSU. With respect to options to purchase shares of

Company common stock, the named executive officers and other key employees had the following alternatives: each option was either (1) cancelled, with the holder thereof entitled to receive a cash payment of the excess of $64.00 over the exercise price per share subject to the option or (2) converted into a fully vested and exercisable option to purchase shares of Holding common stock on the same terms and conditions as were then applicable under such option and such other terms and conditions as may be mutually agreed by the holder of the option and Holding. The LTIP was terminated in connection with the Merger.

Other Compensation Elements

        We offer perquisites to our named executive officers in the form of auto allowances, certain automotive maintenance and operation expenses, personal travel privileges, as well as reimbursement of certain supplemental insurance expenses. We believe that our perquisites further motivate our senior employees and fall within an expense range that is reasonable in light of such executives' position and tenure. Until October 2011, we leased a corporate apartment in Dallas, Texas for Mr. Zimmerman as we requested Mr. Zimmerman to work at EmCare's offices in Dallas several days per week from April 2010, when he became President of EmCare, until the expiration of the lease. While Mr. Zimmerman still works out of EmCare's offices in Dallas on occasion, he travels to Dallas less frequently than in past years. We also leased a car primarily for Mr. Zimmerman during that time, which is now used for general corporate purposes.

        Other than those perquisites, we do not have any other compensation elements, other than standard benefits that are available to most employees of the Company, such as 401(k) matching, subsidized medical, dental and vision insurance and life and disability insurance. From time to time, our board of directors and Compensation Committee may consider offering additional programs.

Determination of 2011 Compensation of Named Executive Officers

        The following sections describe the determination of the various elements of our compensation program for the named executive officers, including objectives, market positioning, structure, operation and other information specific to 2011 payments, awards and compensation adjustments.

Base Salary

        Base salary for each named executive officer in 2011 was established at a level that we believed to be sufficient to attract and retain individuals with the qualities necessary for the long-term financial success of the Company. Salaries were generally positioned to be in a market-competitive range, recognizing that the compensation of Dr. Packard, whose aggregate compensation is unique due to his dual corporate and clinical functions, is therefore not readily comparable to any peer group. However, as discussed further herein, we believe that Dr. Packard's aggregate cash compensation is at or above the median of our other named executive officers, and reflects the fair market value of his position as a senior executive of our Company.

        The Compensation Committee reviews the base salaries of Messrs. Sanger, Owen and Zimmerman annually in accordance with the provisions of the executive officers' employment agreements. Salary adjustments take into account market data in the context of an executive's role, responsibilities, experience tenure, individual performance and contribution to our financial results. Historically, the Compensation Committee has worked with management to develop an evaluation tool to periodically assess overall managerial and leadership skill by eliciting feedback from the applicable officer's direct reports, along with at least seventy-five percent of a larger group of "peer" management employees. This tool was used as one factor in the Compensation Committee's assessment of base salary for the named executive officers when considering salary adjustments in 2010, but has not been used since that time.

        From time to time, the Compensation Committee has engaged Towers Watson for compensation review purposes and taken Towers Watson's advice into consideration when making compensation decisions for Messrs. Sanger, Owen and Zimmerman. In November 2011, Towers Watson conducted an executive compensation review for EMSC to analyze peer group executive compensation and market pricing for a number of senior management positions, including the named executive officers. While the Compensation Committee used the results of the review as one factor in determining compensation packages within the Company, the Compensation Committee did not adjust the compensation of any of the named executive officers following this process.

        Mr. Sanger's base salary was set in March 2008. Since then, his base salary has remained unchanged other than the Company's annual merit increases to a large number of management employees approximating 3.0% to 4.0%.

        Effective with respect to the period beginning on the closing date of the Merger, the base salary of Mr. Owen was increased to $505,000. Mr. Owen received an annual merit increase in 2010, but not in 2011 due to the proximity of his base salary raise to the date of our standard merit increases.

        Mr. Zimmerman's annual base salary was increased in connection with his appointment as President of EmCare, and subsequently at an approximately 3.0% annual rate in July 2010, and 3.25% in July 2011 as part of the Company's annual base salary merit increases.

        Mr. Bruning received a salary increase in connection with his promotion to Executive Vice President of AMR in 2008, and subsequently upon his promotion to President of AMR in 2009. The Compensation Committee did not formally review these compensation packages as Mr. Bruning was not subject to the Executive Officer Evaluation and Compensation Plan. Prior to Mr. Bruning joining the Executive Officer Evaluation and Compensation Plan, Mr. Sanger, as the officer to whom Mr. Bruning reports, constructed the compensation packages following an internal survey of the prevailing market standard for salaries at their respective positions. Mr. Sanger apprised the Compensation Committee of the proposed packages at that time. Subsequently, Mr. Bruning received a merit increase of 3.0% in 2011 by action of the Compensation Committee.

        The annual merit increases for each of Mr. Sanger, Mr. Owen, Mr. Zimmerman and Mr. Bruning were approved by the Compensation Committee at approximately the same time that a large number of management employees received annual base salary merit increases up to approximately 3.0% of the previous year's salary.

        Dr. Packard is paid $850,666 annually for his combined clinical, corporate and medical director duties. In addition, Dr. Packard receives an hourly fee for patient treatment of approximately $140, payable on a monthly basis, which amounted to $76,467 in 2011. These amounts are all paid by EMSC's contractual affiliates in Texas rather than by EMSC or its subsidiaries directly.

Short-Term Incentives for the Chief Executive Officer, Chief Financial Officer, President of EmCare and President of AMR

        The named executive officers' employment agreements provide that each executive will be able to participate in a short-term incentive plan, under which payment is based upon performance targets to be established each year by the board of directors or the Compensation Committee.

        In March 2011, the Compensation Committee established our fiscal year 2011 performance targets. These targets were based on the Compensation Committee's requirement that our 2011 Adjusted EBITDA achieve a specified percentage increase over the 2010 Adjusted EBITDA target before bonuses were awarded to the applicable named executive officers. We defined Adjusted EBITDA consistently with the Adjusted EBITDA measure used in our prior periodic filings with the SEC, which is net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized gain (loss) on investments, interest expense, and depreciation and amortization. Under the terms of the Executive Officer Evaluation and

Compensation Plan, awards are based on an incentive "pool" created by the difference between our current year Adjusted EBITDA and our Adjusted EBITDA for the prior year, provided that our current year Adjusted EBITDA reached a pre-determined threshold.

        In March 2012, following the audit and release of our year-end financial statements for 2011, the Compensation Committee determined that the threshold level of Adjusted EBITDA had not been achieved for 2011, and therefore no cash awards were paid to officers under the Executive Officer Evaluation and Compensation Plan. No cash awards had been paid thereunder to officers in 2010. For purposes of that determination, the Company uses the definition of Adjusted EBITDA consistent with our post-Merger definition, which also excludes stock-based compensation expense and related party management fees.

        Under the terms of the Executive Officer Evaluation and Compensation Plan, the performance measures are not individualized for each of Messrs. Sanger and Owen, but rather align the annual bonus compensation of these named executive officers as a group with the performance of the Company as a whole. There was no individualized performance review process for Messrs. Sanger and Owen in the granting of bonus awards for services provided in the previous fiscal years; however, the Compensation Committee had the discretion to consider individual performance when determining bonus awards and targets, including individual percentages for 2011. Because the bonuses were based on meeting Company financial targets and did not provide for upward or downward adjustment based on individual performance, there was no guarantee that any of these named executive officers would receive a bonus, and there was also no minimum, target or maximum predetermined aggregate dollar amount that these named executive officers could receive. Bonus awards for Mr. Zimmerman and Mr. Bruning, while determined pursuant to the Executive Officer Evaluation and Compensation Plan, are partially based on individualized performance measures unique to the performance of the EmCare and AMR business segments, respectively, due to their positions.

        The Compensation Committee has historically believed that Adjusted EBITDA is the appropriate measure to align the interests of management with the interests of the Company, in part because the Compensation Committee recognizes the prevalence of Adjusted EBITDA as a measure of our financial performance among outside financial analysts and investors and in part because it represents what we have historically believed to be the best measure of our profitability. In March 2012, the current Compensation Committee began their process of reviewing measures for fiscal year 2012 but have not yet taken formal action for 2012.

Short-Term Incentives for Dr. Packard

        Under the MEIP, which is currently available to approximately 1,700 employees of the Company and its subsidiaries, participants are eligible to receive a percentage of their target bonus if we and, as applicable, the participant's business segment or operations unit, meets a predetermined Adjusted EBITDA threshold for the fiscal year established by the Compensation Committee. The Compensation Committee typically approves the MEIP threshold in an amount approximately commensurate with our earnings targets for the applicable fiscal year. Accordingly, each participant's potential bonus is adjusted up or down on a sliding percentage scale depending on whether the Adjusted EBITDA meets or exceeds the MEIP threshold, in addition to certain other factors based on the participants' department targets and fulfillment of individual and strategic goals. Historically, in order to achieve 100% or more of an executive's target bonus, we would need to exceed the fiscal year Adjusted EBITDA targets.

        Dr. Packard participates in the MEIP and Mr. Sanger, as the executive officer to whom Dr. Packard reports, sets Dr. Packard's target objectives on an annual basis in accordance with the MEIP, and these target objectives are generally linked to our strategic plan. Mr. Bruning participated in this plan through fiscal year 2010, but not for fiscal year 2011 following the Merger. Awards under the MEIP are generally paid in cash in a lump sum during the fiscal year following the year in which performance was measured, although the MEIP allows the Company to pay smaller portions in quarterly amounts during the fiscal year in which performance was measured (provided that the Adjusted EBITDA for the quarter was on the budgeted target to meet the annual MEIP threshold). We determined that the annual MEIP threshold level of Adjusted EBITDA had been achieved below target for 2011. Accordingly, Mr. Bruning did not receive any cash award under the MEIP for 2011, and Dr. Packard was eligible for, and received, a partial 2011 bonus based on the fulfillment of non-Adjusted EBITDA objectives. In addition, Dr. Packard is eligible for discretionary and other bonuses under his employment agreement with an affiliate of EmCare to provide clinical services, which amounted to $80,000 in 2011.

Long-Term Incentives

        In May 2011, EMSC adopted the Holding Stock Incentive Plan, pursuant to which the Compensation Committee of Holding may grant equity incentive awards to employees of EMSC from time to time. To date, only options to purchase common stock of Holding have been granted under the Holding Stock Incentive Plan.

        In 2011, certain members of our management entered into rollover agreements with Holding, pursuant to which they agreed to roll over existing options to purchase EMSC common stock into options to purchase common stock of Holding. Pursuant to the rollover agreements, our named executive officers, William A. Sanger, Randel G. Owen, Todd G. Zimmerman, Mark Bruning and Dighton Packard, each agreed to receive, in lieu of cash, a portion of the value of their EMSC options at the closing of the Merger in the form of 263,333, 110,974, 46,611, 44,375 and 17,442 fully vested rollover options of Holding, respectively, which is referred to in this Form 10-K as the "Rollover." In connection with the Rollover, Holding matched and applied a multiplier to each officer's Rollover investment, granting 562,499, 175,780, 87,891, 41,503 and 23,436 matching options of Holding to Messrs. Sanger, Owen, Zimmerman, Bruning and Dr. Packard, respectively. Finally, each of Messrs. Owen, Zimmerman and Bruning and Dr. Packard, received a grant of 4,688, 4,688, 4,688 and 2,344 position options of Holding, respectively, based solely on the officers' level of seniority in the Company. The matching options and position options that were granted vest in five equal installments, with the first installment having vested on December 31, 2011, and the remaining installments vesting on December 31st of the four subsequent calendar years subject to the continued employment of the named executive officer holding such options. In addition, in March 2012, the Compensation Committee of Holding granted Dr. Packard 2,343 options to purchase common stock of Holding over a three-year vesting period.

        Prior to the Merger, officers and employees were eligible to receive awards under the LTIP, which was terminated at the Merger. No options were granted under the LTIP in 2011, and the vesting of stock options, restricted stock, and RSUs under the LTIP was accelerated upon closing of the Merger. Holders of stock options received cash equal to the intrinsic value of the awards based on a market price of $64.00 per share while holders of restricted stock and RSUs received $64.00 per share in cash, without interest.

Other Compensation Elements

        We provide officers and other employees with certain benefits to protect an employee and his or her immediate family in the event of illness, disability or death. The named executive officers are eligible for health and welfare benefits available to all our eligible employees during active employment on the same terms and conditions, as well as basic life insurance and accidental death coverage. Mr. Sanger also receives full reimbursement from the Company for his health plan.

        We do not have a pension plan for employees or executives. Substantially all salaried employees, including the named executive officers, are eligible to participate in our 401(k) savings plans. We maintain four defined contribution plans for eligible employees. Employees were allowed to contribute to these plans a maximum of 40% of their compensation up to a maximum of $16,500 ($22,000 for employees aged 50 and over) in 2011. In general, we match the contribution up to a maximum of 3% on the first 6% of the employee's salary per year, depending on the plan.

        In addition to the health and welfare benefits generally available to all salaried, full-time employees, we also provide each of Messrs. Sanger, Owen, Zimmerman and Bruning with an annual auto allowance of $14,400, and certain related operating and auto insurance expenses, all as further described in the footnotes to the Summary Compensation Table. In addition, we provide Messrs. Sanger and Owen with supplemental life insurance beyond the level of coverage offered generally to employees. These auto expenses and supplemental life insurance provisions are pursuant to contractual negotiations between the Company and these named executive officers.

        We allow named executive officers to use our corporate aircraft for personal travel, provided that such use would not conflict with a corporate objective at that time. In 2011, all personal use of the Company aircraft was reimbursed by the named executive officers following use and no incremental expense was incurred by the Company. Effective with respect to the period beginning on the closing date of the Merger, Mr. Sanger's employment agreement was modified to provide that the Company will bear the cost of up to 25 hours of personal use of a corporate aircraft by Mr. Sanger per calendar year.

Summary Compensation Table for Fiscal Years 2009, 2010 and 2011

        The following table sets forth the compensation of the Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during fiscal year 2011 who were serving as executive officers of the Company at the end of fiscal year 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
William A. Sanger	2009	983,664	2,654,716	1,111,875	453,750	64,466	5,268,471
President and	2010	958,706	—	2,535,300	806,544	58,017	4,358,567
Chief Executive Officer	2011	990,285	—	—	9,017,984	153,592	10,161,860
Randel G. Owen	2009	426,536	644,618	555,938	226,875	27,690	1,881,657
Executive Vice President	2010	440,356	—	1,056,375	336,060	24,863	1,857,654
and Chief Financial Officer	2011	487,926	—	—	2,893,263	40,543	3,421,732
Todd G. Zimmerman	2009	397,591	600,906	555,938	226,875	24,494	1,805,803
President of EmCare	2010	512,953	—	1,408,500	448,080	57,566	2,427,099
and Executive Vice President	2011	575,005	—	—	1,484,227	76,987	2,136,219
of the Company(4)
Mark Bruning	2009	396,158	297,526	370,625	151,250	19,177	1,234,736
President of AMR	2010	406,377	26,250	704,250	224,040	17,577	1,378,494
	2011	472,619	—	—	740,534	30,621	1,243,774
Dighton Packard, M.D.	2011	848,950	90,629	—	413,305	15,118	1,368,001
Chief Medical Officer of the Company(5)

(1)
Represents aggregate grant date fair value under ASC Section 718 of all restricted stock awards granted during a specified year. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. There were no forfeitures of restricted stock awards by our named executive officers in 2011.

(2)
Represents aggregate grant date fair value under ASC Section 718 of all option awards granted during a specified year. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. There were no forfeitures of options by our named executive officers in 2011. Further information regarding these awards is disclosed in the "Grants of Plan-Based Awards Table" in the Proxy Statements for the specified years. We no longer have performance vesting of our options, and the value therefore does not reflect any performance assumptions.

(3)
For Mr. Sanger, amount includes (a) an annual auto allowance, (b) the Company 401(k) match, (c) supplemental individual insurance expenses of $34,540 for 2011, (d) personal use of the Company plane valued at $95,911for 2011, and (e) other expenses including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Sanger's employment agreement.

For Mr. Owen, amount includes (a) an annual auto allowance, (b) Company 401(k) match, (c) supplemental individual insurance expenses and (d) other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Owen's employment agreement.

For Mr. Zimmerman, amount includes (a) an annual auto allowance, (b) Company 401(k) match, (c) insurance expenses of as permitted pursuant to the terms of Mr. Zimmerman's employment agreement, (d) auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Zimmerman's employment agreement, (e) for 2011, cost of a lease of a corporate car in Dallas, Texas that Mr. Zimmerman used while based partially in Dallas and (f) for 2011, $34,637 for a lease of an apartment in Dallas, Texas that Mr. Zimmerman used while based partially in Dallas.

For Mr. Bruning, amount includes (a) an annual auto allowance, (b) Company 401(k) match, and (c) insurance expenses, as permitted pursuant to the terms of Mr. Bruning's employment agreement.

For Dr. Packard, amount includes Company 401(k) match and insurance expenses.

(4)
Mr. Zimmerman served as our General Counsel for the entirety of 2009 and until he was appointed President of EmCare effective April 1, 2010.

(5)
Dr. Packard's compensation information is provided only with respect to 2011, since Dr. Packard was not a named executive officer in 2009 or 2010. Of Dr. Packard's bonus for 2011, $80,000 was from his clinical services to a contractual affiliate, and the remainder was through the EMSC MEIP.

Grant of Plan-Based Awards at End of Fiscal Year 2011

        The following table summarizes cash-based and equity-based awards for each of the named executive officers that were granted during fiscal year 2011 by the Company and its affiliates, all of which were granted following the Merger. For a description of how these and other outstanding awards were treated in the Merger, see Item 11, "—Treatment of Outstanding Options, Restricted Shares and RSUs in the Merger" below.

						All Other Option Awards: Number of Securities Underlying Options (#)
					All Other Stock Awards: Number of Shares of Stock or Units			Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($ Per Share)
Name	Grant Date	Threshold	Target	Maximum
William A. Sanger	May 25, 2011	—	—	—	—	562,499	64.00	9,017,984
Randel G. Owen	May 25, 2011	—	—	—	—	180,468	64.00	2,893,263
Todd G. Zimmerman	May 25, 2011	—	—	—	—	92,579	64.00	1,484,227
Mark E. Bruning	May 25, 2011	—	—	—	—	46,191	64.00	740,534
Dighton Packard	May 25, 2011	—	—	—	—	25,780	64.00	413,305

Employment Agreements and Severance Arrangements

        We entered into employment agreements with Messrs. Sanger, Owen and Zimmerman, each effective February 10, 2005, with Mr. Bruning on February 15, 2008 and with Dr. Packard on April 19, 2005. The employment agreements for all named executive officers were amended effective January 1, 2009 to add language to ensure compliance with Section 409A of the Internal Revenue Code. The good reason events for termination of employment by the executive were amended in connection with the Merger. See Item 11, "—Key Changes in Compensation Following the Merger—CDRT Holding Corporation Stock Incentive Plan."

        Mr. Sanger's employment agreement has a five-year term, and was amended as of March 12, 2009 to provide that, following the expiration of his current employment term on February 10, 2010, his employment term will renew automatically for two additional three-year extensions (unless terminated prior to the expiration of the current employment term or the first renewal term in accordance with the provisions of Mr. Sanger's employment agreement).

        Mr. Owen's and Mr. Zimmerman's employment agreements were each also amended as of March 12, 2009 to provide for the immediate commencement of a new two-year term, with further two-year extensions until terminated in accordance with the terms of the agreements.

        In connection with Mr. Zimmerman's appointment as President of the Company's EmCare segment on April 1, 2010, we modified the terms of Mr. Zimmerman's employment agreement. Under the terms of the revised agreement, Mr. Zimmerman's salary annual base compensation was increased to $550,000.

        On May 18, 2010, the Board approved an amendment to Mr. Owen's Employment Agreement, and his annual base compensation was increased to $450,000. Following the Merger, Mr. Owen's employment agreement was amended to increase his base salary to $505,000.

        Mr. Bruning's employment agreement had an initial two-year term, and renews automatically for successive one-year terms unless either party gives notice at least 90 days prior to the expiration of the then current term. Mr. Bruning's employment agreement was amended in 2010 to extend his general severance provision to two years. Following the Merger, Mr. Bruning's employment agreement was amended to increase his base salary to $515,000 and his automobile allowance to $1,200 per month.

        Each named executive officer has the right to terminate his agreement on 90 days' notice, in which event he will be subject to the non-compete provisions described below, provided he receives specified severance benefits as set forth below.

        The Compensation Committee customarily reviews salaries of Messrs. Sanger, Owen and Zimmerman on an annual basis. The Company also reviews the salaries of Mr. Bruning and Dr. Packard on a periodic basis.

        The employment agreements include provisions for the payment of an annual base salary as well as the payment of a bonus based upon the achievement of performance criteria established by our board of directors or, in the case of Dr. Packard, by our Chief Executive Officer. The base salary of Mr. Sanger is subject to annual review and adjustment and the base salaries of Messrs. Owen and Zimmerman are subject to annual review.

        If we terminate a named executive officer's employment without cause or any of them resigns after a change of control for one of several specified reasons, we have agreed to continue the executive's base salary and provide his benefits for a period of 24 months from the date of termination. These agreements contain non-competition and non-solicitation provisions pursuant to which the executive agrees not to compete with AMR or EmCare or solicit or recruit our employees for the 24-month period (and in some cases the 12-month period) from the date of termination. See Item 11, "—Individual Termination/Change in Control Arrangements."

        Dr. Packard's employment agreement has a one-year term, and renews automatically for successive one-year terms unless either party gives notice at least 90 days prior to the expiration of the then current term. Dr. Packard's base salary is subject to a $100,000 increase if he reduces his clinical activities and increases the time he provides services to us. Dr. Packard also has an employment agreement with a physician group contractually affiliated with EmCare. Please see Item 13, "—Employment Agreements" for information about this agreement.

Outstanding Equity Awards at End of Fiscal Year 2011

        The following table sets forth information concerning the number of unexercised Company stock options and restricted shares that had not vested and equity plan awards for each of the named executive officers as of December 31, 2011. For a description of how these and other outstanding awards were treated in the Merger, see Item 11, "—Treatment of Outstanding Options, Restricted Shares and RSUs in the Merger."

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
William A. Sanger	180,833	—	6.67	February 10, 2015(2)	—	—
	37,500	—	29.65	March 12, 2019(2)	—	—
	45,000	—	56.34	May 18, 2020(2)	—	—
	112,499	450,000	64.00	May 25, 2021	—	—
Randel G. Owen	73,474	—	6.67	February 10, 2015(2)	—	—
	18,750	—	29.65	March 12, 2019(2)	—	—
	18,750	—	56.34	May 18, 2020(2)	—	—
	36,093	144,375	64.00	May 25, 2021	—	—
Todd G. Zimmerman	39,117	—	6.67	February 10, 2015(2)	—	—
	7,494	—	29.65	March 12, 2019(2)	—	—
	18,515	74,064	64.00	May 25, 2021	—	—
Mark E. Bruning	22,500	—	30.10	February 7, 2018(2)(3)	—	—
	9,375	—	29.65	March 12, 2019(2)	—	—
	12,500	—	56.34	May 18, 2020(2)	—	—
	9,238	36,953	64.00	May 25, 2021	—	—
Dighton Packard	17,442	—	6.67	May 1, 2015(2)	—	—
	5,156	20,624	64.00	May 25, 2021	—	—

(1)
All options terminate if not exercised, upon (i) a sale of our equity whereby any person other than existing equity holders as of the grant date acquire the voting power to elect a majority of our board of directors or (ii) a sale of all or substantially all of our assets. All unexercised options, whether vested or unvested, outstanding immediately prior to the effective time of the Merger were either (i) cancelled and the holder received, with respect to each such option, an amount in cash equal to the excess of $64.00 per share over the exercise price per share subject to the option or (ii) converted into options to acquire common stock of Holding which preserve the current terms with some enhancements.

(2)
The options with an expiration date in 2015 vested ratably on the first four anniversaries of the applicable 2005 grant date, provided, that the exercisability of one-half of the options was conditioned upon meeting a specified performance target, which was met in February 2009. Therefore, all of these options were vested and exercisable as of the date of the Merger. The options with an expiration date of February 7, 2018, March 12, 2019 and May 18, 2020 granted to Mr. Bruning vested concurrently with the Merger. The options could have also expired earlier, in connection with termination of employment or certain corporate events.

(3)
The options could have also expired prior to their expiration date, February 7, 2018, in connection with termination of employment or certain corporate events.

Nonqualified Deferred Compensation

        In June 2010, we implemented a Deferred Compensation Plan. The Plan is an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of management or highly compensated employees at a level of Vice President or above, and is entirely voluntary to participants. We do not have any other defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

        The following table sets forth certain information with respect to nonqualified deferred compensation under the Deferred Compensation Plan for the year ended December 31, 2011. Dr. Packard was the only participant of our named executive officers during 2011.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Dighton Packard	58,115	—	12	—	58,127

(1)
Amounts in this column include base salary and bonus that was deferred and are also included in "Salary" and/or "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.

(2)
The aggregate earnings represent the market value change of the Deferred Compensation Plan during fiscal year 2011. Because the earnings are not preferential or above-market, they are not included in the Summary Compensation Table.

Potential Payments Upon Termination or Change-in-Control

        The information below describes and quantifies certain compensation that would have become payable to the named executive officers under plans in existence at the end of fiscal year 2011 and the executives' respective employment agreements if the named executive officers' employment had been terminated on December 31, 2011, given the named executive officer's compensation and service levels as of such date and, where applicable, based on our closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) savings plans, disability benefits and accrued vacation benefits.

        Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, our stock price and the executive's age. None of the named executives were eligible to receive immediate Company retirement benefits as of December 31, 2011.

Name	Severance (Salary) ($)	Severance (Bonus) ($)(1)	Acceleration of Vesting of Time-Based Option Awards ($)(2)	Acceleration of Vesting of Performance-Based Option Awards ($)	Acceleration of Vesting of Performance-Based Restricted Stock Awards ($)(3)	Other Benefits ($)
William A. Sanger	2,014,716	—	—	—	—	69,081
Randel G. Owen	1,010,000	—	—	—	—	27,845
Todd G. Zimmerman	1,169,822	—	—	—	—	27,845
Mark E. Bruning(5)	1,030,000	—	—	—	—	—
Dighton Packard	300,656	10,629	—	—	—	7,768

(1)
The executives are entitled to a pro rata percentage of their bonus at termination, where the numerator is the full number of months of the bonus period served and the denominator is 12. For purposes of this calculation, we have assumed that the executive was terminated at December 31, 2011 which was the end of the 2011 bonus period. This bonus payment could vary significantly in future years, as there is no minimum or maximum bonus set for the named executive officers.

(2)
These numbers represent the value of the executive's unvested options governed by time-based measures that would have automatically vested upon a change in control or upon termination without cause at December 31, 2011. The value assumes exercise of all such shares at $64.00 (the per share Merger consideration) minus the value of the same number of shares multiplied by the exercise price of such shares set forth above in the table entitled "Outstanding Equity Awards at End of Fiscal Year 2011."

(3)
None of the named executive officers held restricted shares following the Merger.

(4)
Upon termination, the executive is entitled to medical, dental and group life insurance for a period of 24 months.

(5)
Mr. Bruning's severance (salary) would be payable only upon a termination without cause and not upon a change-in-control.

Individual Termination/Change-in-Control Arrangements

        The following is a summary of the termination and change-in-control provisions of the employment agreements of our named executive officers during fiscal year 2011 unless specifically noted. Such provisions were not the result of a wealth accumulation analysis applied by the Company, but rather the result of negotiations with each such named executive officer. The "good reason" events for termination of employment by the executive were modified in connection with the Merger. See Item 11, "—Key Changes in Compensation Following the Merger—CDRT Holding Corporation Stock Incentive Plan."

        William A. Sanger.    If the Company terminates Mr. Sanger's employment without cause, it shall pay him his base salary of a period of 24 months following such termination and shall to provide him with a lump sum cash payment equivalent to the value of medical, dental and term life insurance for such period. Additionally, if the performance targets for that year have been met, Mr. Sanger will be entitled to a pro rata portion of his bonus, and all time-governed options owned by Mr. Sanger shall immediately vest and become exercisable. Mr. Sanger may terminate his employment under certain circumstances following a change in control of the Company. Upon such termination, Mr. Sanger will be entitled to the same severance benefits as if he had been terminated by the Company without cause. Mr. Sanger has agreed that for the term of his employment and a period of 24 months thereafter, he will not engage in certain competitive activities with respect to the Company. Mr. Sanger may also terminate his employment for any reason upon 90 days' written notice to the Company. The Company may waive such notice, in whole or in part, upon immediate payment to Mr. Sanger of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Sanger his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. At the effective date of the Merger, all of Mr. Sanger's then unvested options and restricted shares became fully vested and exercisable, and the only unvested options outstanding as of December 31, 2011 were those granted following the Merger.

        Randel G. Owen.    Either Mr. Owen or the Company may terminate without cause by providing the other with 90 days' prior written notice. If termination is by Mr. Owen, the Company may waive such notice, in whole or in part, upon immediate payment to Mr. Owen of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Owen his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. If Mr. Owen is terminated by the Company without cause or if he chooses to terminate in the event of a material breach by the Company which continues for more than thirty days following notice to the Company of such breach, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination and the Company shall continue to provide him with medical, dental and term life insurance for such period. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Additionally, if the performance targets for that year have been met, Mr. Owen will be entitled to a pro rata portion of his bonus. If Mr. Owen elects to terminate his employment following a change in control of the Company he will be entitled to the severance payments, medical, dental and term life insurance benefits described above. At the effective date of the Merger, all of Mr. Owen's then unvested options and restricted shares became fully vested and exercisable, and the only unvested options outstanding as of December 31, 2011 were those granted following the Merger.

        Todd G. Zimmerman.    The Company or Mr. Zimmerman may terminate his employment without cause by providing the other with 90 days' prior written notice. If termination is by Mr. Zimmerman, the Company may waive such notice, in whole or in part, upon immediate payment to Mr. Zimmerman of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Zimmerman his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. If Mr. Zimmerman is terminated by the Company without cause or if he chooses to terminate in the event of a material breach by the Company which continues for more than thirty days following notice to the Company of such breach, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination and the Company shall continue to provide him with medical, dental and term life insurance for such period. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Additionally, if the performance targets for that year have been met, Mr. Zimmerman will be entitled to a pro rata portion of his bonus. If Mr. Zimmerman elects to terminate his employment following a change in control of the Company he will be entitled to the severance payments, medical, dental and term life insurance benefits described above. If Mr. Zimmerman does not receive severance benefits upon termination of his employment with the Company, his obligation not to engage in certain competitive activities shall only be for 12 months following termination. At the effective date of the Merger, all of Mr. Zimmerman's then unvested options and restricted shares became fully vested and exercisable, and the only unvested options outstanding as of December 31, 2011 were those granted following the Merger.

        Mark E. Bruning.    The Company or Mr. Bruning may terminate his employment without cause by providing the other with 90 days' prior written notice. If Mr. Bruning is terminated by the Company without cause, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Mr. Bruning's employment agreement does not confer any rights or benefits upon a change of control. Pursuant to Mr. Bruning's equity agreements, however, at the effective date of the Merger, all of Mr. Bruning's unvested options and restricted stock became fully vested and exercisable.

        Dighton C. Packard, M.D.    If Dr. Packard's employment is terminated by the Company for cause, the Company shall have no obligation to make any further payment or to provide any benefit to Dr. Packard, other than such payments and benefits which have accrued and not yet been paid on the date of termination. If Dr. Packard is terminated by the Company without cause upon 90 day's prior written notice, he shall be entitled to receive all salary earned up to the date of termination and his base salary of a period of 12 months following such termination plus a pro rata portion of his performance bonus and the Company shall continue to provide him with medical, dental and term life insurance for such period. Dr. Packard agrees that during the term of his employment and for a period of 24 months thereafter, he will not engage in certain competitive activities with the Company. These provisions relate solely to Dr. Packard's corporate functions; his agreements with our contractual affiliates to provide clinical services do not entitle him to severance and change-in-control payments. The only unvested options held by Dr. Packard as of the date of this Annual Report on Form 10-K are those options granted to him following the Merger.

Director Compensation for Fiscal Year 2011

Pre-Merger Director Compensation

        In 2011, we provided the following compensation to members of our board of directors other than Messrs. Sanger and Le Blanc including RSUs which were granted in 2010, but which vested in 2011. For a description of how these and other outstanding awards were treated in the Merger. See "—Treatment of Outstanding Options, Restricted Shares and RSUs in the Merger."

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Kevin E. Benson	27,805	133,000	160,805
Steven B. Epstein	27,805	133,000	160,805
Paul B. Iannini, M.D.	27,805	133,000	160,805
James T. Kelly	27,805	133,000	160,805
Leonard M. Riggs, Jr., M.D.	27,805	82,948	110,753
Michael L. Smith	31,125	133,000	164,125

(1)
Each non-employee director then serving on the Board received a grant on May 18, 2010 of RSUs with a grant date fair value of $133,000 (2,325 shares). These shares vested upon closing of the Merger, and no RSUs were outstanding after the Merger. In the event the Merger had not been consummated, such shares would have vested on the date of the 2011 annual meeting of the Board immediately prior to the election of directors, as each director attended at least 75% of board and committee meetings held in 2010. Dr. Riggs was elected to the Board on July 30, 2010, and received a pro-rated RSU grant in the amount of 1,854 shares upon his election. The table shows the expense that was recognized by the Company for the RSUs for each director's stock award.

Post-Merger Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Ronald A. Williams	300,824	—	1,127,258	1,428,082
Richard J. Schnall	—	—	—	—
Kenneth A. Giuriceo	—	—	—	—
Carol J. Burt	18,750	56,250	—	75,000
Leonard M. Riggs, Jr., M.D.	40,000	40,000	—	80,000
Michael L. Smith	50,000	30,000	—	80,000

(1)
Represents aggregate grant date fair value under ASC Section 718 of all restricted stock awards granted subsequent to the Merger. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. There were no forfeitures of restricted stock awards by our named executive officers in 2011.

(2)
Represents aggregate grant date fair value under ASC Section 718 of all option awards granted during a specified year. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. There were no forfeitures of options by our named executive officers in 2011.

Director Compensation Following the Merger

        The members of our board of directors are Messrs. Schnall, Giuriceo, Williams, Smith, Owen and Sanger, Ms. Burt and Dr. Riggs. Mr. Williams is paid an annual fee of $500,000, payable in quarterly installments, for his services as the non-executive Chairman of the board of directors of Holding and EMSC. In addition, in September 2011, Mr. Williams received a grant of options to purchase shares of Holding common stock under the Holding Stock Incentive Plan, with an exercise price of $64.00 per share. These options will vest in five equal installments, with the first installment having vested on December 31, 2011 and the remaining installments vesting on December 31st of the four subsequent calendar years, subject to the continued provision of services by Mr. Williams to Holding. Mr. Williams also has an investment in the CD&R Advisor Co-Investor fund.

        Ms. Burt is paid an annual fee of $150,000 for her service as a member of our board of directors. Dr. Riggs is paid an annual fee of $150,000 for his service as a member of our board of directors plus an additional $10,000 per year for acting as the Chairman of our Compliance Committee. Mr. Smith is paid an annual fee of $150,000 for his service as a member of our board of directors plus an additional $10,000 per year for acting as the Chairman of our Audit Committee. All of these directors have chosen to receive part of their director fees as restricted stock units covering shares of Holding common stock, and have deferred receipt thereof in accordance with Section 83(b) of the Code.

        In addition, each of Mr. Smith, Ms. Burt and Dr. Riggs were given the opportunity to purchase up to $1,000,000 of shares of Holding common stock at a price of $64.00 per share.

        In addition, EMSC will reimburse Ms. Burt, Dr. Riggs and Mr. Smith for first-class air travel expenses or $3,500 per hour for private aircraft expenses incurred in connection with travel to EMSC board meetings. Reimbursement for private aircraft expenses is capped at $75,000 per year per director.

        We do not pay any additional remuneration to any of our other directors who are either our officers or principals or employees of CD&R. However, all such directors are reimbursed for reasonable travel and lodging expenses incurred to attend meetings of our board of directors or a committee thereof.

        We entered into indemnification agreements with each of our directors. Under those agreements, we agreed to indemnify each of these individuals against claims arising out of events or occurrences related to that individual's service as our agent or the agent of any of our subsidiaries to the fullest extent legally permitted.

Treatment of Outstanding Options, Restricted Shares and RSUs in the Merger

Treatment of Restricted Shares

        Upon completion of the Merger, each restricted share became fully vested and was cancelled and extinguished with the holder thereof entitled to receive $64.00 for each such restricted share.

Treatment of RSUs

        Upon completion of the Merger, each RSU became fully vested and was cancelled and extinguished with the holder thereof entitled to receive $64 for each share of Company common stock subject to such RSU.

Treatment of Options

        Upon completion of the Merger, the named executive officers and other key employees had the following options with respect to the treatment of their options to purchase shares of Company common stock: each option was either (1) cancelled, with the holder thereof entitled to receive a cash payment of the excess of $64.00 over the exercise price per share subject to the option or (2) converted into a fully vested and exercisable option to purchase shares of Holding common stock on the same terms and conditions as were then applicable under such option and such other terms and conditions as may be mutually agreed by the holder of the option and Holding. The named executive officers collectively converted 482,735 options to purchase shares of Company common stock into options to purchase shares of Holding common stock, all of which are fully vested and exercisable. Holding also granted matching options for each option rolled over by an executive or other key employee, as well as standalone options which were based on an employee's position within the Company.

        The following table sets forth information concerning the value of options that were rolled over by the named executive officers and the value of matching options or standalone options that were granted in connection with the Merger:

Name	Value of Options Rolled Over ($)(1)	Value of Matching Options ($)(1)	Value of Position Options ($)(1)	Total Option Value at Merger Closing ($)
William A. Sanger	11,999,980.89	9,017,983.97	—	21,017,964.86
Randel G. Owen	4,999,951.92	2,818,104.96	75,158.02	7,893,214.90
Todd G. Zimmerman	2,499,996.51	1,409,068.51	75,158.02	3,984,223.04
Mark E. Bruning	1,180,531.25	665,376.10	75,158.02	1,921,065.36
Dighton Packard	999,949.86	375,725.95	37,579.01	1,413,254.82

(1)
Represents aggregate fair value as of the date of the Merger, using the per share price paid by the CD&R Affiliates as fair market value.

Key Changes in Compensation Following the Merger

        The following summarizes certain key changes to compensation that we provided to each of our named executive officers after the Merger.

Employment Agreements

        We have an employment agreement and option agreement with each of our named executive officers, and with certain of our other senior executives. The employment agreements of Messrs. Sanger, Owen and Bruning were amended concurrently with the Merger. Mr. Sanger's employment agreement was amended to provide him with 25 hours of personal travel on a corporate aircraft, with the Company bearing the full cost of such personal travel. Mr. Owen's employment agreement was amended to increase his base salary to $505,000. Mr. Bruning's employment agreement was amended to increase his base salary to $515,000 and his automobile allowance to $1,200 per month. In addition, the "good reason" events for termination of employment by the executive was modified as described in "—CDRT Holding Corporation Stock Incentive Plan."

        In addition, one of our contractual affiliates has an employment agreement with Dr. Packard for his clinical services. See See Item 11, "Executive Compenstion—Individual Termination/Change-in-Control Arrangements."

CDRT Holding Corporation Stock Incentive Plan

        On May 23, 2011, the Board of Directors of Holding adopted the Holding Stock Incentive Plan, which provides for stock purchases, and grants of other equity awards including stock options, restricted stock, and restricted stock units, to officers and other key employees of Holding and its subsidiaries. There were 1,976,612 new options granted in connection with the Merger as a result of options rolled over by executives, and other key employees and other options granted to the executives, a director and other key employees. Mr. Sanger holds 825,832 options, Mr. Owen holds 291,442 options, Mr. Zimmerman holds 139,190 options, Mr. Bruning holds 90,566 options, and Dr. Packard holds 43,222 options, all amounts which include pre-Merger options rolled over by our named executive officers at the time of the Merger. The options that were rolled over by the named executive officers are vested and fully exercisable. The new options that were granted vest in five equal installments, with the first installment having vested on December 31, 2011 and the remaining installments vesting on December 31st of the four subsequent calendar years, subject to the continued employment of the employees holding such options.

        Under the Holding Stock Incentive Plan, an executive's unvested stock options are canceled upon the termination of his or her employment, except for terminations due to death or disability. Upon death or disability, unvested stock options vest and remain exercisable for the period specified below. In the case of a termination for "cause" (as defined in the Holding Stock Incentive Plan), the executive's unvested and vested stock options (other than options the executive rolled over as part of the Merger) are canceled as of the effective date of the termination. Following a termination of the executive's employment other than for "cause," vested options (other than options the executive rolled over as part of the Merger) are canceled unless the executive exercises them within 90 days (180 days if the termination was due to death, disability, or retirement) or, if sooner, prior to the options' normal termination date.

        If Holding experiences a "change in control" (as defined in the Holding Stock Incentive Plan), options will generally accelerate and be canceled in exchange for a cash payment equal to the change in control price per share minus the exercise price of the applicable option, unless the Board of Directors of Holding elects to allow alternative awards lieu of acceleration and payment.

        The definition of "Good Reason" set out in the Holding Stock Incentive Plan replaces the equivalent definition in the named executive officers' employment agreements pursuant to an employee stock option agreement that we entered into with the executives. Under the Holding Stock Incentive Plan, the definition of "Good Reason" means any of the following:

          (a)   a material diminution of the executive's annual base salary from the annual base salary in effect at the Effective Date (as defined in the Holding Stock Incentive Plan);

          (b)   a material diminution in the executive's title, authority, duties or responsibilities from those as in effect immediately following the Effective Date (and after giving effect to the fact that the Company is no longer a public company), except that the following shall not constitute Good Reason: (i) the appointment of a Chairman or Executive Chairman of the Board; and (ii) changes in lines of reporting into the executive's position adopted in good faith as part of a bona fide restructuring of the businesses of Holding and its subsidiaries;

          (c)   the relocation of the executive's principal place of business to a location more than seventy-five miles from the location as in effect at the Effective Date; or

          (d)   a material breach by Holding or any of its affiliates of any written agreement between the executive, on the one hand, and Holding or any of its affiliates on the other hand.

        Prior to terminating employment for Good Reason, an executive must provide the Company with notice of the occurrence of a "Good Reason event" and the Company shall have 15 days to cure such conduct which is alleged to be a Good Reason for termination.

2011 Management Equity Offering

        Our named executive officers and other key employees were given the opportunity to invest in Holding by purchasing shares of Holding common stock at a price of $64 per share, the current fair market value of Holding's common stock, or the Management Offering. In addition, Holding granted matching options at an exercise price of $64 per share for each share of Holding common stock purchased by an executive or key employee in the offering. The Management Offering closed in September 2011. None of our named executive officers purchased shares in the Management Offering.

Compensation Risk Assessment

        The Compensation Committee assessed our compensation policies and practices to evaluate whether they create risks that are reasonably likely to have a material adverse effect on the Company. Based on its assessment, the Compensation Committee concluded that the Company's compensation policies and practices do not create incentives to take risks that are reasonably likely to have a material adverse effect on the Company. We believe we have allocated our compensation among base salary, short-term incentives and long-term equity in such a way as to not encourage excessive risk taking.

Compensation Committee Report

        The Compensation Committee is responsible for overseeing our executive compensation programs. The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on such review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year 2011.

Respectfully submitted by the Compensation Committee

Richard J. Schnall, Chair
Leonard M. Riggs, Jr., M.D.
Ronald A. Williams

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Holding owns, through Parent, 100% of the common stock of the Company. The CD&R Affiliates own 99.0% of outstanding shares of Holding common stock, and EMSC management and non-employee directors own the remaining 1.0% of outstanding shares of Holding common stock through the Management Rollover Investment and giving effect to the shares of Holding common stock to be issued pursuant to the Management Offering.

        The following table sets forth information as of March 13, 2012 with respect to the ownership of Holding common stock by:

  •
  each person known to own beneficially more than five percent of Holding common stock,

  •
  each of our directors,

  •
  each of the executive officers named in the Summary Compensation Table appearing under "Executive Compensation", and

  •
  all of our executive officers and directors as a group.

        The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

        Except as otherwise indicated in the footnotes to the table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name of beneficial owner	Number of shares beneficially owned	Percent of class (%)
CD&R Affiliates(1)(6)	13,860,168	92.7
William A. Sanger(2)(3)(4)	375,832	2.5
Randel G. Owen(2)(3)(4)	147,067	1.0
Todd G. Zimmerman(2)(4)	65,126	*
Mark E. Bruning(2)(4)	53,613	*
Dighton Packard(2)(4)	22,598	*
Richard J. Schnall(3)(5)(6)	—	—
Kenneth A. Giuriceo(3)(5)(6)	—	—
Ronald A. Williams(3)(5)(6)	14,062	*
Carol J. Burt(2)(3)	2,440	*
Leonard Riggs, Jr., M.D.(2)(3)	16,250	*
Michael L. Smith(2)(3)	4,374	*
All executive officers and directors, as a group (16 persons)(1)(7)	743,396	5.0

*
Less than one percent.

(1)
Represents shares of Holding common stock held by the CD&R Affiliates as follows: (i) 7,031,250 shares of Holding common stock held by Clayton, Dubilier & Rice Fund VIII, L.P.; (ii) 6,793, 319 shares of Holding common stock held by CD&R EMS Co-Investor, L.P.; (iii) 26,536 shares of Holding common stock held by CD&R Advisor Fund VIII Co-Investor, L.P.; and (iv) 9,063 shares of Holding common stock held by CD&R Friends and Family Fund VIII, L.P. CD&R Associates VIII, Ltd., as the general partner of each of the CD&R Affiliates, CD&R Associates VIII, L.P., as the sole stockholder of CD&R Associates VIII, Ltd., and CD&R Investment Associates VIII, Ltd., as the general partner of CD&R Associates VIII, L.P., may each be deemed to beneficially own the shares of Holding common stock held by the CD&R Affiliates. CD&R Investment Associates VIII, Ltd. is managed by a three-person board of directors, and all board action relating to the voting or disposition of these shares requires approval of a majority of the board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VIII, Ltd., may be deemed to share beneficial ownership of the shares of Holding common stock shown as beneficially owned by the CD&R Affiliates. Such persons disclaim such beneficial ownership. Each of CD&R Associates VIII, Ltd., CD&R Associates VIII, L.P. and CD&R Investment Associates VIII, Ltd. disclaims beneficial ownership of the shares of Holding common stock held by the CD&R Affiliates.

(2)
The business address for these persons is c/o Emergency Medical Services Corporation, 6200 S. Syracuse Way, Suite 200, Greenwood Village, CO 80111.

(3)
Member of EMSC's board of directors.

(4)
Named executive officers. Represents options to purchase shares of Holding common stock which are currently exercisable or which will become exercisable within sixty days.

(5)
Does not include 13,860,168 shares of Holding common stock held by the CD&R Affiliates. Messrs. Schnall, Giuriceo and Williams are directors of EMSC, Messrs. Schnall and Giuriceo are financial partners of CD&R and Mr. Williams is an operating advisor to CD&R Fund VIII. They each disclaim beneficial ownership of the shares of Holding common stock held by the CD&R Affiliates.

(6)
The business address for these persons is c/o Clayton, Dubilier & Rice, LLC, 375 Park Avenue, 18th Floor, New York, New York 10152.

(7)
Includes 26,911 shares of Holding common stock that were issued subsequent to the Merger and 716,485 options to purchase shares of Holding common stock which are currently exercisable or which will become exercisable within sixty days.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Post-Merger Relationships and Related Party Transactions

Consulting Agreement

        Upon the closing of the Merger, Holding and EMSC entered into a consulting agreement, or the Consulting Agreement, with CD&R, pursuant to which CD&R provides Holding and its subsidiaries with financial, investment banking, management, advisory and other services. Under the Consulting Agreement, Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $4.5 million for such services, plus expenses. Also, Holding, or one or more of its subsidiaries, will pay to CD&R a fee equal to 1.0% of the transaction value of certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses, or such lesser amount as CD&R and Holding may agree. Pursuant to the Consulting Agreement, we paid CD&R $2.7 million during 2011. In addition, CD&R received a fee of $40.0 million, plus expenses of $2.6 million, for certain financial, investment banking, management advisory and other services for Holding performed by CD&R prior to the closing of the Merger.

Indemnification Agreements

        Upon the closing of the Merger, Holding and EMSC entered into separate indemnification agreements with (i) CD&R and the CD&R Affiliates, referred to collectively as the CD&R Entities, and (ii) the directors of Holding and EMSC.

        Under the indemnification agreement with the CD&R Entities, Holding and EMSC, subject to certain limitations, jointly and severally agreed to indemnify the CD&R Entities and certain of their affiliates against certain liabilities arising out of performance of the Consulting Agreement and certain other claims and liabilities. Under the indemnification agreements with their directors, Holding and EMSC, subject to certain limitations, jointly and severally agreed to indemnify their directors against certain liabilities arising out of service as a director of Holding and its subsidiaries.

        Our executive employment agreements include indemnification provisions. Under those agreements, we agree to indemnify each of these individuals against claims arising out of events or occurrences related to that individual's service as our agent or the agent of any of our subsidiaries to the fullest extent legally permitted. In January 2011, we entered into new indemnification agreements with each of our directors prior to the Merger and our named executive officers, with the exception of Dr. Packard, and certain other key management employees.

Transactions with CD&R Affiliates

        We utilize the services of companies that are affiliated with CD&R from time to time in the ordinary course of business. We are currently party to one agreement with a CD&R affiliate that exceeds $120,000 annually, as described below.

        On November 25, 2008, we entered into a corporate account agreement, or the Corporate Account Agreement, with The Hertz Corporation, or Hertz, pursuant to which we have agreed to spend a minimum total amount of $460,000 per year for the rental of cars from Hertz and its subsidiaries and licensees. In 2011, we spent approximately $722,000 under this contract. Hertz agreed to provide corporate rates or discounts to us and our employees on such rentals, subject to certain limitations. The agreement had an initial one-year term, and renews automatically until terminated by either party. Investment funds associated with CD&R beneficially own more than 10% of Hertz Global Holdings, the top-level holding company of Hertz, and three of the directors of Hertz Global Holdings are executives of CD&R.

Pre-Merger Relationships and Related Party Transactions

Management Fee Agreement with Onex Partners Manager LP

        We were party to a management agreement dated February 10, 2005 with Onex Partners Manager LP, or Onex Manager, a wholly-owned subsidiary of Onex Corporation. In exchange for an annual management fee of $1.0 million, Onex Manager provided us with consulting and management advisory services for corporate finance and strategic planning and such other management areas to which the parties agreed. We also reimbursed Onex Manager for out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement, and we reimbursed Onex Manager for out-of-pocket expenses incurred in connection with our acquisition of AMR and EmCare. Pursuant to this management agreement, we paid Onex Manager $1.0 million in each of the years ended December 31, 2009 and 2010 and $0.4 million during 2011. Upon the consummation of the Merger, this management agreement was terminated.

Relationship with Law Firm

        Steven B. Epstein, who was one of our directors and was a member of certain committees prior to the consummation of the Merger, including the compliance committee of the board of directors, is a founding member and the senior healthcare law partner in the Washington, D.C. firm of Epstein, Becker & Green, P.C., or EBG. EBG provided healthcare-related legal services to Onex in connection with its acquisition of AMR and EmCare. Furthermore, as part of its legal services, EBG had been retained to provide legal representation to the Company on various matters, including in connection with a previously disclosed United States Department of Justice subpoena relating to the operations of certain AMR affiliates in New York. We paid EBG $1,933,201, $1,817,456, and $824,064 for legal services rendered in each of 2009, 2010 and 2011, respectively.

Transaction with Onex-Controlled Entity

        The Company's subsidiary, AMR, on behalf of itself and certain of its subsidiaries, entered into an agreement in 2006 with Skilled Healthcare LLC, or Skilled, an operator of 79 skilled nursing facilities and 22 assisted living facility business affiliates in six states. Pursuant to this agreement, AMR became a preferred provider of medical transportation services for Skilled. AMR had total gross revenue of $1,565,725 under this agreement. The agreement had an initial three-year term, and renews automatically until terminated. Affiliates of Onex Corporation, which owned more than a majority of our equity, owned more than a majority of the equity of Skilled Healthcare Group, Inc., or Skilled Healthcare Group, Skilled's parent company. Robert Le Blanc, a director of the Company prior to the Merger, is also a director of Skilled Healthcare Group, and Mr. Le Blanc and certain other directors of our Company own equity interests in Skilled Healthcare Group; our directors own, in the aggregate, less than 1% of the equity of Skilled Healthcare Group.

Other

        On February 10, 2005, we entered into an investor equityholders agreement with certain of our former equityholders, including each of the named executive officers, which was subsequently amended. All remaining provisions of the investor equityholders agreement terminated on December 21, 2010, the fifth anniversary of the Company's initial public offering.

        Matthew Sanger, the son of the Company's President and CEO, William A. Sanger, was an employee of the Company's Mergers & Acquisitions Department until August 2011. In the year ended December 31, 2011, Matthew Sanger earned combined compensation of $160,324.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the professional fees we paid to Ernst & Young LLP for professional services rendered for the fiscal years 2010 and 2011.

	For engagement from January 1, 2010 to December 31, 2010	For engagement from January 1, 2011 to December 31, 2011
Audit Fees	$2,338,032	$1,959,003
Audit-Related Fees	71,843	225,500
Tax Fees	186,622	190,999
All Other Fees(1)	300	—

Total Fees	$2,596,797	$2,375,502

(1)
All Other Fees describes the annual license fee paid by the Company to Ernst & Young LLP for a software research tool and fees paid to attend continuing education courses.

        The Audit Fees paid to Ernst & Young LLP were for the following professional services rendered:

  •
  audit of the Company's annual financial statements, including fees relating to work related to the Company's audit and report regarding the Company's effectiveness of internal controls over financial reporting and compliance with its obligations under Sarbanes-Oxley, for the years ended December 31, 2010 and 2011,

  •
  review of the Company's quarterly financial statements,

  •
  reviews of the consolidated financial statements included in offering documents associated with the Merger,

  •
  reviews of the consolidated financial statements included in our Form S-4 registration statements filed with the SEC in November 2011 relating to the registration of our Notes and the consents for such registration statements, and

  •
  services normally provided in connection with statutory or regulatory filings or engagements.

        The audit-related fees paid to Ernst & Young LLP were for due diligence in connection with acquisitions. The tax fees paid to Ernst & Young LLP were for domestic tax advice and planning and assistance with tax audits and appeals. All services were appropriately approved by the Audit Committee in accordance with the Company's pre-approval policies.

Pre-Approval Policies and Procedures

        In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee Charter provides that the Audit Committee of our Board of Directors has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by its independent auditors and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board, or PCAOB, the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent auditors. The independent auditors may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent auditor. The Audit Committee has also delegated pre-approval to EMSC senior management for services with fees below $50,000; however, any services pre-approved by senior management must be reported to the full Audit Committee at its next meeting.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

        The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10-K can be found in Item 8,"Financial Statements and Supplementary Data", of this Annual Report.

Exhibits

        The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is as follows:

Exhibit No	Description
2.1	Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (Incorporated by reference to Exhibit 2.1 to Emergency Medical Services L.P.'s Form 8-K, dated February 17, 2011).
2.2
Unitholders Agreement, dated as of February 13, 2011, among CDRT Holding Corporation, CDRT Merger Sub, Inc., Emergency Medical Services Corporation, Emergency Medical Services L.P., Onex Corporation, and the limited partners of Emergency Medical Services L.P. party thereto (Incorporated by reference to Exhibit 2.2 to Emergency Medical Services L.P.'s Form 8-K, dated February 17, 2011).
3.1
Second Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (Incorporated by reference to Exhibit 3.1 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
3.2	Second Amended and Restated By-Laws of Emergency Medical Services Corporation (Incorporated by reference to Exhibit 3.2 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.1	Form of 8.125% Senior Note due 2019 (Included in Exhibit 4.2 hereto).
4.2
Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.1 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.3
First Supplemental Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.2 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.4
Second Supplemental Indenture, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.3 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.5
Exchange and Registration Rights Agreement, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Barclays Capital Inc., as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.4 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).

Exhibit No	Description
4.6	Joinder Agreement to the Exchange and Registration Rights Agreement, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Guarantors named therein and Barclays Capital Inc., as representative of the Initial Purchasers (Incorporated by reference to Exhibit 4.5 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.1
Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.2
Term Loan Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.2 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.3
ABL Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.4
ABL Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.4 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.5
Intercreditor Agreement, dated May 25, 2011, by and between Deutsche Bank AG New York Branch, as ABL agent, and Deutsche Bank AG New York Branch, as Term Loan agent (Incorporated by reference to Exhibit 10.5 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.6
Consulting Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.6 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.7
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R EMS Co-Investor, L.P., CD&R Advisor Fund VIII Co-Investor, L.P., CD&R Friends and Family Fund VIII, L.P. and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.7 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.8
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Richard J. Schnall (Incorporated by reference to Exhibit 10.8 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.9
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Ronald A. Williams (Incorporated by reference to Exhibit 10.9 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).

Exhibit No	Description
10.10	Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and William A. Sanger (Incorporated by reference to Exhibit 10.10 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.11
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Kenneth A. Giuriceo (Incorporated by reference to Exhibit 10.11 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.12†
Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13†
Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.14†
Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.15†
Letter agreement, dated May 25, 2011, between William A. Sanger and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.16†
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.17†
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.18†
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.19†
Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.20†
Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.21†
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.22†
Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No	Description
10.23†	Amendment to Employment Agreement, dated March 16, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.25†
Amendment to Employment Agreement, dated April 1, 2010, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.26†
Letter agreement, dated May 25, 2011, between Mark E. Bruning and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.27†
Amended and Restated Employment Agreement by and between American Medical Response, Inc. and Mark Bruning, dated as of May 4, 2009 (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2009).
10.28†
Amendment to Employment Agreement, dated March 16, 2010, between Mark Bruning and American Medical Response, Inc. (Incorporated by reference to Exhibit 10.19.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 2010).
10.29†
Employment Agreement, dated April 19, 2005, between Dighton Packard, M.D. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.30†	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed June 24, 2010).
10.31†	CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.32†	Form of Option Agreement (Rollover Options) (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.33†	Form of Option Agreement (Matching and Position Options) (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.34†	Form of Rollover Agreement (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges.*
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services Corporation.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No	Description
101**	The following financial information for Emergency Medical Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March, 16, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statements of Changes in Equity, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Filed with this Report.

†
Identifies each management compensation plan or arrangement.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2012.

EMERGENCY MEDICAL SERVICES CORPORATION (registrant)
By:	/s/ WILLIAM A. SANGER William A. Sanger Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. SANGER William A. Sanger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2012
/s/ RANDEL G. OWEN Randel G. Owen	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2012
/s/ R. JASON STANDIFIRD R. Jason Standifird	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 16, 2012
/s/ RONALD A. WILLIAMS Ronald A. Williams	Chairman and Director	March 16, 2012
/s/ CAROL J. BURT Carol J. Burt	Director	March 16, 2012
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 16, 2012
/s/ LEONARD RIGGS, M.D. Leonard Riggs, M.D.	Director	March 16, 2012

Signature	Title	Date

/s/ RICHARD J. SCHNALL Richard J. Schnall	Director	March 16, 2012
/s/ MICHAEL L. SMITH Michael L. Smith	Director	March 16, 2012

Exhibit Index

Exhibit No	Description
2.1	Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (Incorporated by reference to Exhibit 2.1 to Emergency Medical Services L.P.'s Form 8-K, dated February 17, 2011).
2.2
Unitholders Agreement, dated as of February 13, 2011, among CDRT Holding Corporation, CDRT Merger Sub, Inc., Emergency Medical Services Corporation, Emergency Medical Services L.P., Onex Corporation, and the limited partners of Emergency Medical Services L.P. party thereto (Incorporated by reference to Exhibit 2.2 to Emergency Medical Services L.P.'s Form 8-K, dated February 17, 2011).
3.1
Second Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (Incorporated by reference to Exhibit 3.1 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
3.2	Second Amended and Restated By-Laws of Emergency Medical Services Corporation (Incorporated by reference to Exhibit 3.2 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.1	Form of 8.125% Senior Note due 2019 (Included in Exhibit 4.2 hereto).
4.2
Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.1 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.3
First Supplemental Indenture, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.2 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.4
Second Supplemental Indenture, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.3 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.5
Exchange and Registration Rights Agreement, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Barclays Capital Inc., as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.4 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.6
Joinder Agreement to the Exchange and Registration Rights Agreement, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Guarantors named therein and Barclays Capital Inc., as representative of the Initial Purchasers (Incorporated by reference to Exhibit 4.5 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.1
Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).

Exhibit No	Description
10.2	Term Loan Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.2 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.3
ABL Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.4
ABL Guarantee and Collateral Agreement, dated May 25, 2011, by and among CDRT Acquisition Corporation, Emergency Medical Services Corporation, certain Subsidiaries named therein and Deutsche Bank AG New York Branch, as collateral agent (Incorporated by reference to Exhibit 10.4 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.5
Intercreditor Agreement, dated May 25, 2011, by and between Deutsche Bank AG New York Branch, as ABL agent, and Deutsche Bank AG New York Branch, as Term Loan agent (Incorporated by reference to Exhibit 10.5 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.6
Consulting Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.6 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.7
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R EMS Co-Investor, L.P., CD&R Advisor Fund VIII Co-Investor, L.P., CD&R Friends and Family Fund VIII, L.P. and Clayton, Dubilier & Rice, LLC (Incorporated by reference to Exhibit 10.7 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.8
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Richard J. Schnall (Incorporated by reference to Exhibit 10.8 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.9
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Ronald A. Williams (Incorporated by reference to Exhibit 10.9 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.10
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and William A. Sanger (Incorporated by reference to Exhibit 10.10 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.11
Indemnification Agreement, dated May 25, 2011, by and among CDRT Holding Corporation, Emergency Medical Services Corporation and Kenneth A. Giuriceo (Incorporated by reference to Exhibit 10.11 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).

Exhibit No	Description
10.12†	Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13†
Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.14†
Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.15†
Letter agreement, dated May 25, 2011, between William A. Sanger and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.16†
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.17†
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.18†
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.19†
Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.20†
Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.21†
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.22†
Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.23†
Amendment to Employment Agreement, dated March 16, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.25†
Amendment to Employment Agreement, dated April 1, 2010, between Todd Zimmerman and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

Exhibit No	Description
10.26†	Letter agreement, dated May 25, 2011, between Mark E. Bruning and CDRT Holding Corporation (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.27†
Amended and Restated Employment Agreement by and between American Medical Response, Inc. and Mark Bruning, dated as of May 4, 2009 (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 2009).
10.28†
Amendment to Employment Agreement, dated March 16, 2010, between Mark Bruning and American Medical Response, Inc. (Incorporated by reference to Exhibit 10.19.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 5, 2010).
10.29†
Employment Agreement, dated April 19, 2005, between Dighton Packard, M.D. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.30†	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed June 24, 2010).
10.31†	CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.32†	Form of Option Agreement (Rollover Options) (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.33†	Form of Option Agreement (Matching and Position Options) (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.34†	Form of Rollover Agreement (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges.*
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services Corporation.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No	Description
101**	The following financial information for Emergency Medical Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March, 16, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statements of Changes in Equity, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Filed with this Report.

†
Identifies each management compensation plan or arrangement.

**
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

Index to Financial Statements

Emergency Medical Services Corporation

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 for the Successor and December 31, 2010 for the Predecessor	F-3

Consolidated Statements of Operations and Comprehensive Income for the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the years ended December 31, 2010 and 2009 for the Predecessor

F-4

Consolidated Statements of Changes in Equity for the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the years ended December 31, 2010 and 2009 for the Predecessor

F-5

Consolidated Statements of Cash Flows for the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the years ended December 31, 2010 and 2009 for the Predecessor

F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited the accompanying consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the period from May 25, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through May 24, 2011 (Predecessor), and for each of the two years ended December 31, 2010 and 2009 (Predecessor) (collectively consolidated financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergency Medical Services Corporation at December 31, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of its operations and its cash flows for the period from May 25, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through May 24, 2011 (Predecessor), and for each of the two years ended December 31, 2010 and 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 16, 2012

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$134,023	$287,361
Insurance collateral	40,835	33,476
Trade and other accounts receivable, net	525,722	489,658
Parts and supplies inventory	22,693	23,031
Prepaids and other current assets	26,175	18,617
Current deferred tax assets	24,228	—

Total current assets	773,676	852,143

Non-current assets:
Property, plant and equipment, net	191,946	133,731
Intangible assets, net	564,227	180,374
Insurance collateral	105,763	136,063
Goodwill	2,269,140	427,405
Other long-term assets	108,356	18,836

Total assets	$4,013,108	$1,748,552

Liabilities and Equity
Current liabilities:
Accounts payable	$50,512	$39,581
Accrued liabilities	323,251	259,638
Current deferred tax liabilities	—	5,114
Current portion of long-term debt	14,590	16,333

Total current liabilities	388,353	320,666
Long-term debt	2,357,699	404,943
Long-term deferred tax liabilities	151,308	5,971
Insurance reserves and other long-term liabilities	202,258	169,767

Total liabilities	3,099,618	901,347

Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized in 2010, 0 issued and outstanding)	—	—
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding in 2011)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized and 30,404,572 issued and outstanding in 2010)	—	304
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 65,052 issued and outstanding in 2010)	—	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2010)	—	—
LP exchangeable units (13,724,676 shares issued and outstanding in 2010)	—	90,776
Treasury stock at cost (30,778 shares in 2010)	—	(1,684)
Additional paid-in capital	903,173	305,258
Retained earnings	13,019	450,766
Accumulated other comprehensive (loss) income	(2,702)	1,784

Total equity	913,490	847,205

Total liabilities and equity	$4,013,108	$1,748,552

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31,	Year ended December 31,
	2011	2011	2010	2009
Net revenue	$1,885,811	$1,221,790	$2,859,322	$2,569,685

Compensation and benefits	1,311,060	874,633	2,023,503	1,796,779
Operating expenses	259,639	156,740	359,262	334,328
Insurance expense	65,030	47,229	97,330	97,610
Selling, general and administrative expenses	44,355	29,241	67,912	63,481
Depreciation and amortization expense	71,312	28,467	65,332	64,351
Restructuring charges	6,483	—	—	—

Income from operations	127,932	85,480	245,983	213,136
Interest income from restricted assets	1,950	1,124	3,105	4,516
Interest expense	(104,701)	(7,886)	(22,912)	(40,996)
Realized gain (loss) on investments	41	(9)	2,450	2,105
Interest and other (expense) income	(3,151)	(28,873)	968	1,816
Loss on early debt extinguishment	—	(10,069)	(19,091)	—

Income before income taxes and equity in earnings of unconsolidated subsidiary	22,071	39,767	210,503	180,577
Income tax expense	(9,328)	(19,242)	(79,126)	(65,685)

Income before equity in earnings of unconsolidated subsidiary	12,743	20,525	131,377	114,892
Equity in earnings of unconsolidated subsidiary	276	143	347	347

Net income	13,019	20,668	131,724	115,239
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(41)	182	164	(1,413)
Unrealized (losses) gains on derivative financial instruments	(2,661)	25	963	3,662

Comprehensive income	$10,317	$20,875	$132,851	$117,488

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity

(in thousands, except share data)

	Shares/units
	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units	Treasury Stock
Balances December 31, 2008 (Predecessor)	9,606,766	142,545	1	32,107,500	—
Exercise of options	1,459,851	—	—	—	—
Shares issued under stock incentive plans	5,833	—	—	—	—
Equity-based compensation	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Shares issued under stock purchase plans	8,644	—	—	—	—
Secondary offering exchange	18,400,000	(17,176)	—	(18,382,824)	—
Exchange of Class B common stock	60,317	(60,317)	—	—	—
Net income	—	—	—	—	—
Net change in fair value of interest rate swap agreement	—	—	—	—	—
Fair value of fuel hedge	—	—	—	—	—
Unrealized holding losses	—	—	—	—	—

Balances December 31, 2009 (Predecessor)	29,541,411	65,052	1	13,724,676	—
Exercise of options	791,619	—	—	—	—
Shares issued under stock incentive plans	89,207	—	—	—	—
Shares repurchased	(30,778)	—	—	—	30,778
Equity-based compensation	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Shares issued under stock purchase plans	13,113	—	—	—	—
Net income	—	—	—	—	—
Fair value of fuel hedge	—	—	—	—	—
Unrealized holding gains	—	—	—	—	—

Balances December 31, 2010 (Predecessor)	30,404,572	65,052	1	13,724,676	30,778
Exercise of options	24,879	—	—	—	—
Shares issued under stock incentive plans	118,453	—	—	—	—
Exchange of Class B common stock	65,007	(65,007)	—	—	—
Shares repurchased	(38,263)	—	—	—	38,263
Equity-based compensation	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Net income	—	—	—	—	—
Fair value of fuel hedge	—	—	—	—	—
Unrealized holding gains	—	—	—	—	—

Balances May 24, 2011 (Predecessor)	30,574,648	45	1	13,724,676	69,041

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share data)

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances December 31, 2008 (Predecessor)	$96	$1	$212,361	$—	$124,370	$203,803	$(1,592)	$539,039
Exercise of options	15	—	—	—	10,500	—	—	10,515
Shares issued under stock incentive plans	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,192	—	—	1,192
Excess tax benefits from stock-based compensation	—	—	—	—	17,448	—	—	17,448
Shares issued under stock purchase plans	—	—	—	—	405	—	—	405
Secondary offering exchange	184	—	(121,585)	—	121,401	—	—	—
Exchange of Class B common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	115,239	—	115,239
Net change in fair value of interest rate swap agreement	—	—	—	`—	—	—	3,556	3,556
Fair value of fuel hedge	—	—	—	—	—	—	106	106
Unrealized holding losses	—	—	—	—	—	—	(1,413)	(1,413)

Balances December 31, 2009 (Predecessor)	295	1	90,776	—	275,316	319,042	657	686,087
Exercise of options	9	—	—	—	6,898	—	—	6,907
Shares issued under stock incentive plans	—	—	—	—	—	—	—	—
Shares repurchased	—	—	—	(1,684)	—	—	—	(1,684)
Equity-based compensation	—	—	—	—	6,699	—	—	6,699
Excess tax benefits from stock-based compensation	—	—	—	—	15,660	—	—	15,660
Shares issued under stock purchase plans	—	—	—	—	685	—	—	685
Net income	—	—	—	—	—	131,724	—	131,724
Fair value of fuel hedge	—	—	—	—	—	—	963	963
Unrealized holding gains	—	—	—	—	—	—	164	164

Balances December 31, 2010 (Predecessor)	304	1	90,776	(1,684)	305,258	450,766	1,784	847,205
Exercise of options	—	—	—	—	559	—	—	559
Shares issued under stock incentive plans	1	—	—	—	—	—	—	1
Exchange of Class B common stock	—	(1)	—	—	—	—	—	(1)
Shares repurchased	—	—	—	(2,440)	—	—	—	(2,440)
Equity-based compensation	—	—	—	—	15,112	—	—	15,112
Excess tax benefits from stock-based compensation	—	—	—	—	12,427	—	—	12,427
Net income	—	—	—	—	—	20,668	—	20,668
Fair value of fuel hedge	—	—	—	—	—	—	25	25
Unrealized holding gains	—	—	—	—	—	—	182	182

Balances May 24, 2011 (Predecessor)	$305	$—	$90,776	$(4,124)	$333,356	$471,434	$1,991	$893,738

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances May 25, 2011 (Successor)	—	$—	$—	$—	$—	$—
Investment by Parent, net of issuance costs of $31,878	1,000	0	855,173	—	—	855,173
Tax effect of equity issuance costs	—	—	6,659	—	—	6,659
Investment by management	—	—	4,978	—	—	4,978
Management equity rollover	—	—	28,265	—	—	28,265
Equity-based compensation	—	—	4,098	—	—	4,098
Equity issued for acquisition	—	—	4,000	—	—	4,000
Net income	—	—	—	13,019	—	13,019
Fair value of fuel hedge	—	—	—	—	(1,201)	(1,201)
Fair value of interest rate swap agreement	—	—	—	—	(1,460)	(1,460)
Unrealized holding losses	—	—	—	—	(41)	(41)

Balances December 31, 2011 (Successor)	1,000	$0	$903,173	$13,019	$(2,702)	$913,490

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(in thousands)

			Year ended December 31,
	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
			2010	2009
Cash Flows from Operating Activities
Net income	$13,019	$20,668	$131,724	$115,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,539	29,800	67,780	66,182
Loss on disposal of property, plant and equipment	156	39	99	111
Equity-based compensation expense	4,098	15,112	6,699	3,979
Excess tax benefits from stock-based compensation	—	(12,427)	(15,660)	(17,448)
Loss on early debt extinguishment	—	10,069	19,091	—
Equity in earnings of unconsolidated subsidiary	(276)	(143)	(347)	(347)
Dividends received	—	427	403	971
Deferred income taxes	(4,131)	345	(1,179)	42,449
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(4,730)	(10,149)	(22,241)	18,742
Parts and supplies inventory	884	(116)	(572)	(1,110)
Prepaids and other current assets	641	(8,569)	905	19,425
Accounts payable and accrued liabilities	7,019	25,337	(3,116)	17,998
Insurance accruals	16,602	(2,418)	1,958	6,362

Net cash provided by operating activities	114,821	67,975	185,544	272,553

Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—	—
Purchases of property, plant and equipment	(46,351)	(18,496)	(49,121)	(44,728)
Proceeds from sale of property, plant and equipment	216	55	198	120
Acquisition of businesses, net of cash received	(84,375)	(94,870)	(119,897)	(75,612)
Net change in insurance collateral	9,927	23,036	(503)	4,411
Other investing activities	(1,172)	816	10,458	(820)

Net cash used in investing activities	(2,965,976)	(89,459)	(158,865)	(116,629)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	559	6,907	10,515
Borrowings under senior secured credit facility	1,440,000	—	425,000	—
Proceeds from issuance of senior subordinated notes	950,000	—	—	—
Proceeds from CD&R equity investment	887,051	—	—	—
Capital contributions	4,978	—	—	—
Repayments of capital lease obligations and other debt	(426,772)	(4,116)	(458,886)	(5,109)
Equity issuance costs	(31,878)	—	—	—
Debt issue costs	(117,805)	—	(12,085)	—
Payment for debt extinguishment premiums	—	—	(14,513)	—
Excess tax benefits from stock-based compensation	—	12,427	15,660	17,448
Class A common stock repurchased as treasury stock	—	(2,440)	(1,684)	—
Net change in bank overdrafts	(6,944)	14,241	(32,605)	7,937

Net cash provided by (used in) financing activities	2,698,630	20,671	(72,206)	30,791

Change in cash and cash equivalents	(152,525)	(813)	(45,527)	186,715
Cash and cash equivalents, beginning of period	286,548	287,361	332,888	146,173

Cash and cash equivalents, end of period	$134,023	$286,548	$287,361	$332,888

Cash paid for interest	$83,922	$7,533	$29,221	$39,355

Cash paid (refunds received) for taxes	$9,537	$5,366	$70,982	$(7,057)

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

        On May 25, 2011, EMSC was acquired through a merger transaction ("Merger") by investment funds (the "CD&R Affiliates") sponsored by, or affiliated with, Clayton, Dubilier & Rice LLC ("CD&R"). As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation and the Company's stock ceased to be traded on the New York Stock Exchange. In addition, Emergency Medical Services LP ("EMS LP"), a wholly-owned subsidiary of the Company, ceased to be a reporting entity with the Securities and Exchange Commission. Details of the Merger are more fully discussed in Note 2. The transaction was accounted for as a reverse acquisition with CDRT Acquisition Corporation. Although EMSC continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated results of operations and cash flows are presented for two periods: the period prior to the merger ("Predecessor") and succeeding the Merger ("Successor"). The Company applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011. The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

  •
  The year ended December 31, 2011 includes the Predecessor period of the Company from January 1, 2011 through May 24, 2011 and the Successor period, reflecting the Merger of the Company and the affiliate of CD&R, from May 25, 2011 through December, 2011.

  •
  The years ended December 31, 2010 and 2009 are presented on a Predecessor basis. The consolidated financial statements for all Predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated business combination accounting, the consolidated financial statements of the Successor are not comparable to periods preceding the Merger.

        The Company operates in two segments, EmCare in the facility-based physician service business and AMR in the healthcare transportation service business. EmCare provides facility-based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs with 572 contracts in 43 states and the District of Columbia. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services. AMR operates in 42 states and the District of Columbia, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services.

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

        At December 31, 2011, bank overdrafts of $7.3 million were included in accounts payable in the accompanying balance sheets. There were no bank overdrafts included in accounts payable at December 31, 2010.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents accounts receivable, net and accounts receivable allowances by segment as of December 31:

	Successor	Predecessor
	2011	2010
Accounts receivable, net
EMSC	$360	$195
EmCare	265,667	229,689
AMR	259,695	259,774

Total	$525,722	$489,658

Accounts receivable allowances
EmCare
Allowance for contractual discounts	$1,037,955	$887,959
Allowance for uncompensated care	484,059	464,839

Total	$1,522,014	$1,352,798

AMR
Allowance for contractual discounts	$216,497	$204,229
Allowance for uncompensated care	171,360	164,580

Total	$387,857	$368,809

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

Property, Plant and Equipment, net

        Property, plant and equipment are reflected at their estimated fair value as of May 25, 2011 in connection with the acquisition of EMSC led by CD&R. Additions to property, plant and equipment subsequent to this date are recorded at cost. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and losses from dispositions of property, plant and equipment are recorded in the period incurred. Depreciation of property, plant and

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

equipment is provided substantially on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	35 to 40 years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5 to 7 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Goodwill

        The Merger described in Note 1 resulted in $2.2 billion of goodwill which generally has been allocated to EmCare and AMR. An external valuation of the acquisition consideration as of the transaction date was completed during the fourth quarter of 2011.

        The Company compares the fair value of its reporting units to the carrying amounts on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting units is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. As a result of the Merger and the related valuation completed in 2011, the Company did not perform an annual goodwill impairment test in 2011. There have been no indicators of impairment noted since May 25, 2011which would indicate that subsequent interim impairment tests were necessary.

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

        Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2011, 2010, or 2009.

Contract Value

        The Company's contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. Consistent with management's expectation of estimated future cash flow, these assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 5 to 10 years depending on the type of contract and customer relationship.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Other Indefinite Lived Intangibles

        Other indefinite lived intangibles, including radio frequency licenses and trade names, are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis. There was, however, no impairment test completed in 2011 as there were no indicators of impairment notes since May 25, 2011. There were no impairment charges recorded in 2011, 2010, or 2009.

Claims Liability and Professional Liability Reserves

        EMSC is self-insured up to certain limits for costs associated with workers compensation claims, automobile claims, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Equity Structure

        On February 13, 2011, EMSC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CDRT Acquisition Corporation ("Parent") and CDRT Merger Sub, Inc. ("Merger Sub"), formerly a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub merged with and into EMSC, with EMSC as the surviving corporation and a wholly owned subsidiary of Parent on May 25, 2011. Immediately following the Merger, all of the outstanding common stock of Parent was owned by CDRT Holding Corporation ("Holding"), which is owned by affiliates of CD&R and members of management and directors of EMSC.

        Prior to the Merger, the Company acted as the general partner and majority equity holder of EMS LP, with the balance of the EMS LP equity held by persons affiliated with the Company's previous principal equity holder. The EMS LP equity was exchangeable at any time for shares of the Company's common stock, and holders of the LP exchangeable units had the right to vote at stockholder meetings with limited exceptions. Accordingly, prior to the Merger, the Company accounted for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of the Company's balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        On May 25, 2011, in connection with the Merger, the equity structure of the Company was altered as follows:

  •
  LP units of the entity formerly known as EMS LP were exchanged for EMSC common stock;

  •
  outstanding shares of EMSC common stock were converted into the right to receive $64.00 per share in cash, without interest and less any applicable withholding taxes;

  •
  options to purchase shares of EMSC common stock (other than options that were rolled over by certain members of management as described below), vested or unvested, were cancelled and each option was converted into the right to receive a cash payment equal to the excess (if any) of $64.00 per share over the exercise price per share of the option times the number of shares subject to the option, without interest and less any applicable withholding taxes;

  •
  restricted shares, vested or unvested, were fully vested at the effective time and canceled and extinguished and each restricted share was converted into the right to receive $64.00 per share in cash, without interest and less any applicable withholding taxes;

  •
  restricted stock units, vested or unvested, were cancelled and extinguished, and each restricted stock unit was converted into the right to receive a cash payment equal to $64.00 per share times the number of shares of EMSC common stock subject to such restricted stock units, without interest and less any applicable withholding taxes;

  •
  the CD&R Affiliates invested $887.1 million in the common stock of Holding, the proceeds of which were contributed to Parent, and the remainder of the acquisition consideration for the Merger was funded through a variety of debt instruments;

  •
  certain members of our management rolled over existing options to purchase EMSC common stock with an aggregate value of $28.3 million, based on the Merger consideration price, into options to purchase common stock of Holding; and

  •
  Merger Sub merged with and into EMSC, with EMSC as the surviving corporation.

Derivatives and Hedging Activities

        All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage risks associated with interest rate and fuel price volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting and the ineffective portion of hedges are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives (see Note 9 "Derivative Instruments and Hedging Activities").

EmCare Contractual Arrangements

        EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly-owned subsidiary of EmCare ("EmCare Subsidiary") contracts

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

with hospitals to provide emergency department management services. The EmCare Subsidiary enters into an agreement ("PA Management Agreement") with a professional association or professional corporation ("PA"), whereby the EmCare Subsidiary provides the PA with management services and the PA agrees to provide physician services for the hospital contract. The PA employs physicians directly or subcontracts with another entity for the physician services. In certain states, the PA contracts directly with the hospital, but provides physician services and obtains management services in the same manner as described above. In all arrangements, decisions regarding patient care are made exclusively by the physicians. In consideration for these services, the EmCare Subsidiary receives a monthly fee that may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. In most states, these fees approximate the excess of the PA's revenues over its expenses.

        Each PA is wholly-owned by a physician who enters into a Stock Transfer and Option Agreement with EmCare. This agreement gives EmCare the right to replace the physician owner with another physician in accordance with the terms of the agreement.

        EmCare has determined that these management contracts met the requirements for consolidation in accordance with GAAP. Accordingly, these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs' voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare's relationship with the PA.

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of these financial instruments approximates their fair value as of December 31, 2011 and 2010. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising EMSC's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the year ended December 31, 2011, the Company derived approximately 26% of its net revenue from Medicare and Medicaid, 69% from insurance providers and contracted payors, and 5% directly from patients.

        The Company estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2011 was approximately $944 million with a carrying value of $950 million.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts are related principally to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care are related principally to the number of self-pay patients treated in the period. Provisions for contractual disounts and estimated uncompensated care by segment, as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are shown below. Predecessor and Successor periods are not disclosed because they are not materially different from the combined 2011 period presented.

	Year ended December 31,
	2011	2010	2009
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	57.4%	54.8%	51.4%

Revenue net of contractual discounts	42.6%	45.2%	48.6%
Provision for uncompensated care as a percentage of gross revenue	20.0%	21.8%	24.6%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	46.9%	48.4%	50.6%
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	47.9%	47.1%	43.8%

Revenue net of contractual discounts	52.1%	52.9%	56.2%
Provision for uncompensated care as a percentage of gross revenue	15.6%	15.0%	15.3%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	30.0%	28.3%	27.3%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	54.1%	52.0%	48.4%

Revenue net of contractual discounts	45.9%	48.0%	51.6%
Provision for uncompensated care as a percentage of gross revenue	18.5%	19.3%	21.0%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	40.2%	40.3%	40.7%

        Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage,

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods as adjustments become known. These adjustments were less than 1% of net revenue for each of the years ended December 31, 2011, 2010, and 2009.

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

Merger

        The Merger was financed by a combination of borrowings under the Company's new senior secured term loan facility, the issuance of new senior unsecured notes, and the equity investment by the CD&R Affiliates and members of EMSC management. The acquisition consideration was approximately $3.2 billion including approximately $150 million in capitalized issuance costs, of which $109 million are debt issuance costs. The Merger was funded primarily through equity contributions of $915 million from the CD&R Affiliates and members of EMSC management and $2.4 billion in debt financing discussed more fully in Note 8.

Preliminary Allocation of Acquisition Consideration

        The total acquisition consideration was allocated to the Company's net tangible and identifiable intangible assets, including customer relationships, software and trade names, based on their estimated fair values as set forth below. The excess of the acquisition consideration over the net tangible and identifiable intangible assets was recorded as goodwill. Initial adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third party valuation firm. The Company expects to finalize its business combination accounting by the end of the first quarter of 2012 with adjustments related primarily to deferred taxes.

Property, plant and equipment	$174,700
Identifiable intangible assets	589,300
Goodwill	2,197,700
Deferred taxes	(120,400)
Other net assets acquired	330,400

Total acquisition consideration	$3,171,700

        The estimated weighted average useful life associated with definite lived identifiable intangible assets is 9.1 years. Deferred tax liabilities of $120.4 million were recorded related to the allocation of

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

acquisition consideration to increase the existing value of intangible assets. Goodwill of $2.2 billion resulted from the Merger, the majority of which is not deductible for tax purposes. The preliminary allocation of goodwill by segment is as follows (in millions):

EmCare	$1,770
AMR	428

$2,198

        Goodwill will be reviewed at least annually for impairment.

Merger and Other Related Costs

        During the period from January 1, 2011 through May 24, 2011, the Company recorded $29.8 million of pretax Merger related costs consisting primarily of investment banking, accounting and legal fees. The Company recorded $3.2 million of additional Merger related costs in the Successor period from May 25, 2011 through December 31, 2011. The Company also recognized a pretax charge of $12.4 million in the Predecessor period related to accelerated vesting of all outstanding unvested stock options, restricted stock awards and restricted stock units including associated payroll taxes and $10.1 million related to loss on early debt extinguishment.

Unaudited Pro Forma Combined Consolidated Statements of Operations

        The following Unaudited Pro Forma Combined Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the Merger had occurred on January 1, 2011 and 2010. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the Merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the Merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Unaudited Pro Forma Combined Consolidated Statements of Operations

	Year ended December 31,
	2011	2010
Net revenue	$3,107,601	$2,859,322

Compensation and benefits	2,173,262	2,023,503
Operating expenses	416,379	359,262
Insurance expense	112,259	97,330
Selling, general and administrative expenses	74,870	71,171
Depreciation and amortization expense	117,313	117,079
Restructuring charges	6,483	—

Income from operations	207,035	190,977
Interest income from restricted assets	3,074	3,105
Interest expense	(171,240)	(171,163)
Realized gains on investments	32	2,450
Interest and other income	1,038	968

Income before income taxes and equity in earnings of unconsolidated subsidiary	39,939	26,337
Income tax expense	(15,776)	(10,403)

Income before equity in earnings of unconsolidated subsidiary	24,163	15,934
Equity in earnings of unconsolidated subsidiary	419	347

Net income	$24,582	$16,281

Income Taxes

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

Stock Options

        The Company's stock options are valued using the Black-Scholes valuation model on the date of grant. Equity based compensation has been issued under the plans described in Note 12.

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

        Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

        Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The Company does not adjust the quoted price for these assets or liabilities, which include investments held in connection with the Company's captive insurance program.

        Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include fixed income mortgage backed securities, corporate bonds, and derivatives.

        Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company's own assumptions about the fair value of the asset or liability. Balances in this category include the Company's estimate, using a combination of internal and external fair value analyses, of contingent consideration for acquisitions described in Note 3.

        The following table summarizes the valuation of EMSC's financial instruments by the above fair value hierarchy levels as of December 31:

	Successor 2011				Predecessor 2010
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$96,875	$12,579	$—	$109,454	$103,367	$10,313	$—	$113,680
Fuel hedge	$—	$245	$—	$245	$—	$1,739	$—	$1,739
Liabilities:
Contingent consideration	$—	$—	$5,030	$5,030	$—	$—	$20,320	$20,320
Interest rate swap	$—	$2,373	$—	$2,373	$—	$—	$—	$—

        The contingent consideration balance classified as a level 3 liability decreased by $15.3 million since December 31, 2010 due to payments made by the Company during the year ended December 31, 2011.

Recent Accounting Pronouncements

        Also in August 2010, the FASB clarified that healthcare entities should not net insurance recoveries against a related claim liability. These amendments were effective for the Company

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

beginning January 1, 2011. Adoption of this guidance did not have a material effect on the Company's consolidated financial statements and related disclosures.

        In July 2011, the FASB provided guidance to give further transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. This update will be effective for the Company beginning January 1, 2012. Adoption of this guidance will not have a material effect on the Company's consolidated financial statements and related disclosures.

        In September 2011, the FASB provided guidance to simplify how entities test goodwill for impairment using a qualitative approach to determine whether or not the traditional two-step impairment test is needed. This update will be effective for the Company's annual impairment test expected to be completed during the third quarter of 2012. Management does not expect adoption of this guidance to have a material effect on the Company's consolidated financial statements and related disclosures.

        In December 2011, the FASB issued guidance that requires disclosures about balance sheet offsetting related to recognized financial instruments and derivative instruments. This update will be effective for the Company beginning January 1, 2013. Management does not expect adoption of this guidance to have a material effect on the Company's consolidated financial statements and related disclosures.

3. Acquisitions

        Goodwill and other intangible assets are reflected at their estimated fair value as of May 25, 2011 in connection with the Merger. Additions to goodwill and other intangible assets related to acquisitions subsequent to this date are recorded at their respective estimated fair values as of each transaction date.

        On January 11, 2011, the Company completed the acquisition of Northwood Anesthesia Associates, and an affiliate of the Company completed the acquisition of the related professional entity, North Pinellas Anesthesia Associates (collectively referred to as "North Pinellas"), an anesthesia provider based in Tampa, Florida. On February 17, 2011, the Company completed the acquisition of Doctor's Ambulance Service, which provides emergency and non-emergency ambulance services in Orange County, California. On April 1, 2011, the Company acquired all the capital stock of BestPractices, Inc., an emergency department staffing and management company based in Virginia. On August 1, 2011, the Company acquired all the capital stock of Medics Ambulance Service and substantially all of its subsidiaries and corporate affiliates (collectively, "Medics Ambulance") through its indirect, wholly-owned subsidiaries. Medics Ambulance provides ground medical transportation services in south Florida. On September 8, 2011, the Company acquired Acute Management, LLC which provides medical practice support for certain surgery programs and staffing to contracted hospitals in Texas. The total cost of these acquisitions, contingent consideration paid for acquisitions from prior years, and other smaller acquisitions was $183.2 million, consisting of $179.2 million paid in cash and the remaining consideration paid in equity. The Company has recorded $128.8 million of goodwill and $28.1 million of other gross intangible assets as of December 31, 2011, which amounts are subject to adjustment based upon completion of acquisition consideration allocations. Allocation adjustments generally occur within one year of the acquisition date.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

3. Acquisitions (Continued)

        On May 28, 2010, the Company completed the acquisition of V.I.P. Professional Services, Inc., the parent of Gold Coast Ambulance Service, which provides emergency and non-emergency ambulance services in southwest Ventura County, California. On June 4, 2010, an affiliate of the Company completed the acquisition of professional entities which provide anesthesiology services for Clinical Partners Management Company, an existing subsidiary of the Company. On June 30, 2010, the Company completed its acquisition of Affilion, Inc., which provides emergency department physician staffing and related management services to hospitals in Arizona, New Mexico and Texas. Also on June 30, 2010, an affiliate of the Company completed its acquisition of Fredericksburg Anesthesia Consultants, PLLC, a provider of anesthesia services to facilities in south Texas. On December 13, 2010, an affiliate of the Company completed the acquisition of Milford Anesthesia Associates, a provider of anesthesia services to 27 facilities in Connecticut and Massachusetts. The total cost of these and other smaller acquisitions was $119.9 million. The Company's acquisition consideration allocation for these acquisitions is complete and the Company has recorded $77.9 million of goodwill and $68.9 million of other gross intangible assets as of December 31, 2011.

        During the year ended December 31, 2009, the Company acquired four businesses for a total cost of $75.6 million, which was paid in cash. In April 2009, the Company acquired the assets of an entity which provides on-site emergency medical staffing, on-call physician support services, and emergency medical and safety training for companies with remote working sites such as offshore oil rigs. In August 2009, the Company acquired EverRad, LLC which provides teleradiology services to eight facilities located in Florida, North Carolina, Oklahoma, and Pennsylvania. In December 2009, the Company acquired Pinnacle Consultants Mid-Atlantic and the management services company of Pinnacle Anesthesia Consultants, P.A. (collectively referred to as "Pinnacle"), which provide anesthesiology and management services to more than 75 hospitals and surgery centers. The Pinnacle acquisition positions the Company for continued growth of anesthesia management services. The Company's acquisition consideration allocation for these acquisitions is complete and the Company has recorded $14.3 million of goodwill and $65.2 million of other gross intangible assets as of December 31, 2010.

        As of December 31, 2011, the Company may have to pay up to $9.4 million in future periods as contingent consideration for acquisitions made prior to December 31, 2011. These payments will be made should the acquired operations achieve the terms as agreed to in the respective acquisition agreements. As of December 31, 2011, the Company has accrued $5.0 million as its estimate of the additional payments to be made. This balance is included in accrued liabilities in the accompanying balance sheet.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

4. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following at December 31:

	Successor	Predecessor
	2011	2010
Land	$5,626	$2,586
Building and leasehold improvements	19,711	30,248
Vehicles	90,740	175,789
Computer hardware and software	39,547	92,658
Communication and medical equipment and other	66,191	94,819

	221,815	396,100
Less: accumulated depreciation and amortization	(29,869)	(262,369)

Property, plant and equipment, net	$191,946	$133,731

        Depreciation expense was $30.9 million for the Successor period from May 25, 2011 through December 31, 2011, $17.1 million for the Predecessor period from January 1, 2011 through May 24, 2011, and $43.0 million and $46.0 million for the years ended December 31, 2010 and 2009, respectively. The Company made fair value adjustments during the third and fourth quarters of 2011 which increased property, plant and equipment by $38.3 million based on the valuations completed as part of the Merger.

5. Intangible Assets, net

        Intangible assets, net consisted of the following at December 31:

	Successor		Predecessor
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$569,830	$(39,574)	$267,586	$(94,580)
Covenant not to compete	1,699	(329)	5,098	(3,131)

	571,529	(39,903)	272,684	(97,711)
Unamortized intangible assets
Trade names	32,000	—	4,800	—
Radio frequencies	601	—	601	—

Total	$604,130	$(39,903)	$278,085	$(97,711)

        Amortization expense was $39.9 million for the Successor period from May 25, 2011 through December 31, 2011, $11.9 million for the Predecessor period from January 1, 2011 through May 24,

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

5. Intangible Assets, net (Continued)

2011, and $22.3 million and $18.4 million for the years ended December 31, 2010 and 2009, respectively. Estimated annual amortization over each of the next five years is expected to be:

2012	$66,814
2013	66,793
2014	66,611
2015	66,348
2016	59,596

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows at December 31:

	Successor	Predecessor
	2011	2010
Current deferred tax assets (liabilities):
Accounts receivable	$(2,197)	$26,919
Accrual to cash	(42,420)	(51,401)
Accrued liabilities	14,683	15,097
Credit carryforwards	2,295	1,071
Net operating loss carryforwards	51,867	3,200

Net current deferred tax assets (liabilities)	24,228	(5,114)

Long-term deferred tax (liabilities) assets:
Intangible assets	(178,773)	(64,138)
Insurance and other long-term liabilities	43,754	33,726
Excess of tax over book depreciation	(48,544)	(17,585)
Net operating loss carryforwards	40,582	47,790
Valuation allowance	(8,327)	(5,764)

Net long-term deferred tax liabilities	(151,308)	(5,971)

Net deferred tax liabilities	$(127,080)	$(11,085)

        At December 31, 2011, the Company has net deferred tax liabilities that will increase taxable income in future periods. Deferred tax liabilities increased by $116.0 million primarily due to the Merger. A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Based on the evaluation of such evidence, the Company established an

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

$8.3 million valuation allowance as of December 31, 2011 related to some of its state deferred tax assets, an increase of $2.5 million from December 31, 2010.

        The Company has federal NOL carryforwards of $209.3 million which expire in the years 2016 to 2031. The increase to the NOL carryforward is due to tax losses generated in the short tax year ended December 31, 2011. AMR's NOL carryforwards generated prior to the Merger are subject to AMR's $1.3 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), increased by its recognized built-in gains. Due to the May 25, 2011 tax year end that was created by the Merger, $2.2 million of AMR's NOLs will expire and were written off. In connection with the 2010 acquisitions, NOLs totaling $33.9 million are subject to an annual IRC Section 382 limitation of $2.7 million. The Company's 2010 net unrealized built-in gain and future recognition of some of these built-in gains will accelerate the usage of these NOLs.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In preparation for such examinations, the Company establishes reserves for uncertain tax positions, periodically assesses the amount of such reserves and adjusts the reserve balances as necessary. EMSC does not expect the final resolution of tax examinations to have a material impact on the Company's financial results. In nearly all jurisdictions, the tax years prior to 2007 are no longer subject to examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Predecessor:
Balance as of January 1, 2011	$3,301
Additions for tax positions of prior years	2,178

Balance as of May 24, 2011	5,479

Successor:
Additions for tax positions of prior years	1,552
Reductions for tax positions of prior years	(6,068)

Balance as of December 31, 2011	$963

        The Company does not expect a reduction of unrecognized tax benefits within the next twelve months.

        In accordance with the Company's accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits consistent with the recognition of these items in prior reporting periods. During both the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, the Company recognized less than $0.1 million for the payment of interest and penalities. The Company recognized $0.1 million and $1.3 million for the payment of interest and penalties for the years ended December 31, 2010 and 2009, respectively. During the Successor period from May 25, 2011 through December 31, 2011, the Company reversed approximately $0.3 million of interest which had been expensed in prior periods. The

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

Company reversed $0.5 million and $4.1 million of the interest previously recognized for the years ended December 31, 2010 and 2009, respectively.

        At December 31, 2011 and 2010, and at May 24, 2011, the unrecognized tax benefits recorded by the Company included approximately $0.1 million, $0.3 million and $0.3 million, respectively, of penalties and interest that may reduce future tax expense.

        The components of income tax expense were as follows:

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31,
	2011	2011	2010	2009
Current tax expense
State	$2,212	$4,835	$14,499	$7,650
Federal	(220)	22,285	63,200	10,245

Total	1,992	27,120	77,699	17,895

Deferred tax expense
State	(266)	(1,596)	(5,252)	(1,992)
Federal	7,602	(6,282)	6,679	49,782

Total	7,336	(7,878)	1,427	47,790

Total tax expense
State	1,946	3,239	9,247	5,658
Federal	7,382	16,003	69,879	60,027

Total	$9,328	$19,242	$79,126	$65,685

        The decrease to the Company's December 31, 2011 current tax expense is due primarily to the interest on the debt from the Merger, transaction costs that were capitalized for book purposes,

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

acceleration of depreciation expense for tax purposes. A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31,
	2011	2011	2010	2009
Income tax expense at the statutory rate	$7,725	$13,969	$73,798	$63,324
Increase in income taxes resulting from:
State taxes, net of federal	1,450	2,730	8,749	6,013
Audit settlements and tax filings	(331)	40	(356)	(7,504)
Buyout transaction costs	—	4,606	—	—
Hire credits	—	(806)	—	—
Other	484	(1,297)	(3,065)	3,852

Provision for income taxes	$9,328	$19,242	$79,126	$65,685

        The effective rates for the Successor period from May 25 through December 31, 2011, the Predecessor period from January 1 through May 24, 2011, and the years ended December 31, 2010 and 2009 were impacted by nonrecurring items.

7. Accrued Liabilities

        Accrued liabilities were as follows at December 31:

	Successor 2011	Predecessor 2010
Accrued wages and benefits	$110,761	$103,238
Accrued paid time-off	26,210	24,420
Current portion of self-insurance reserve	61,865	50,064
Accrued restructuring	4,598	160
Current portion of compliance and legal	3,268	5,929
Accrued billing and collection fees	4,940	3,500
Accrued incentive compensation	18,591	21,446
Accrued interest	10,550	979
Accrued income taxes payable	2,036	—
Merger related liabilities	38,782	—
Other	41,650	49,902

Total accrued liabilities	$323,251	$259,638

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt

        On May 25, 2011, the Company issued $950 million of senior unsecured notes and entered into $1.8 billion of senior secured credit facilities (the "Credit Facilities").

        The senior unsecured notes have a fixed interest rate of 8.125%, payable semi-annually with the principle due at maturity in 2019. The senior unsecured notes are general unsecured obligations of EMSC and are guaranteed by each of EMSC's domestic subsidiaries, except for any of EMSC's subsidiaries subject to regulation as an insurance company, including EMSC's captive insurance subsidiary.

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

        The indenture governing the senior unsecured notes contains covenants that, among other things, limit EMSC's ability and the ability of its restricted subsidiaries to: incur more indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of EMSC's restricted subsidiaries to pay dividends to EMSC or make other intercompany transfers; create liens; transfer or sell assets; merge or consolidate; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control, EMSC is required to make an offer to repurchase all of the senior unsecured notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date. If EMSC sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the senior unsecured notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

        The Credit Facilities consist of a $1.44 billion senior secured term loan facility (the "Term Loan Facility") and a $350 million asset-based revolving credit facility (the "ABL Facility"). Loans under the Term Loan Facility bear interest at EMSC's election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("Term Loan LIBOR rate") and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR rate (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt (Continued)

        Loans under the ABL Facility bear interest at EMSC's election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("ABL LIBOR rate"), plus an applicable margin that ranges from 2.25% to 2.75% based on the average available loan commitments, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month ABL LIBOR rate plus 1.0% per annum, plus, in each case, an applicable margin that ranges from 1.25% to 1.75% based on the average available loan commitments. The ABL Facility bears a commitment fee that ranges from 0.500% to 0.375%, payable quarterly in arrears, based on the utilization of the ABL Facility. The ABL Facility also bears customary letter of credit fees.

        As of December 31, 2011, letters of credit outstanding which impact the available credit under the ABL Facility were $22.4 million and the maximum available under the ABL Facility was $327.6 million. There were no borrowings under the ABL Facility as of December 31, 2011.

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

        The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a "payment condition." The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and pro forma compliance with a fixed charge coverage ratio of 1.0 to 1.0.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt (Continued)

        Long-term debt and capital leases consisted of the following at December 31:

	Successor 2011	Predecessor 2010
Senior subordinated unsecured notes due 2019	$950,000	$—
Senior secured term loan due 2018 (5.25% at December 31, 2011)	1,421,101	—
Senior secured term loan due 2015	—	419,688
Notes due at various dates from 2012 to 2022 with interest rates from 6% to 10%	590	832
Capital lease obligations due at various dates from 2012 to 2018	598	756

	2,372,289	421,276
Less current portion	(14,590)	(16,333)

Total long-term debt	$2,357,699	$404,943

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see Note 14 "Commitments and Contingencies") in each of the years indicated is shown in the table below. The $8.1 million difference between total payments shown below and the total outstanding debt is due to certain fees paid by the Company which have been classified as a reduction in the principle balance and are being amortized over the term of the related debt instruments.

Year ending December 31,
2012	$14,590
2013	14,517
2014	14,519
2015	14,530
2016	14,542
Thereafter	2,307,689

$2,380,387

9. Derivative Instruments and Hedging Activities

        The Company manages its exposure to changes in market interest rates and fuel prices and from time to time uses highly effective derivative instruments to manage well-defined risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. The Company does not use derivative instruments for speculative purposes.

        At December 31, 2011, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.24 to $4.06 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

9. Derivative Instruments and Hedging Activities (Continued)

average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.0 million gallons, which represents approximately 14% of the Company's total estimated usage during the periods hedged, and are spread over periods from January 2012 through December 2013. The Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.2 million and $1.7 million as of December 31, 2011 and 2010, respectively. Over the next twelve months, the Company expects to reclassify $0.5 million of deferred gain from accumulated other comprehensive income as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net payments to the counterparty of $1.5 million for the Successor period from May 25, 2011 through December 31, 2011 and $1.0 million for the Predecessor period from January 1, 2011 through May 24, 2011. The net additional payments made or received under these hedge agreements did not have a material impact on operating expenses during the years ended December 31, 2010 or 2009.

        In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%. The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $2.4 million as of December 31, 2011. Over the next twelve months, the Company expects to reclassify $0.7 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature. As of December 31, 2011, there have not been any additional payments made or received under these hedge agreements.

10. Restructuring

        As part of a plan to re-align the operations and billing functions of AMR and EmCare, and to reduce administrative costs at EMSC, the Company recorded a restructuring charge of $6.4 million during the Successor period from May 25, 2011 through December 31, 2011. Payments under this plan are expected to be complete by 2015. The activity in the accrued restructuring balance related to the 2011 plan is shown below. The accrued restructuring balance as of December 31, 2011 of $4,598 includes lease abandonment accruals on restructuring plans from prior years in addition to the 2011 Plan outlined below.

	2011 Plan
	AMR		EmCare
					EMSC Severance
	Lease	Severance	Lease	Severance		Total
Incurred	$4,192	$1,452	$94	$69	$676	$6,483
Paid	(572)	(978)	—	(63)	(505)	(2,118)

December 31, 2011	$3,620	$474	$94	$6	$171	$4,365

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Retirement Plans and Employee Benefits

        The Company maintains three 401(k) plans (the "EMSC Plans") for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the EMSC Plans. Employees may contribute a maximum of 40% of their compensation up to the annual limit established by the Internal Revenue Service ($16,500 in 2011). Two of the three EMSC Plans are 401(k) plans and provide a 50% match on up to 6% of eligible compensation. The third plan is a money purchase plan and is frozen to new participants. EMSC's contributions to the EMSC Plans were $7.8 million and $5.4 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively. EMSC's contributions to the EMSC Plans were $13.2 million and $12.0 million for the years ended December 31, 2010 and 2009, respectively. Contributions are included in compensation and benefits in the accompanying statements of operations.

        EmCare serves as Plan Administrator on a qualified retirement plan established in March 1998 called the "Associated Physicians' Retirement Plan." This plan provides retirement benefits to employed physicians and clinicians in the professional corporations that have adopted this multiple employer Plan. Eligible employees may immediately elect to contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service through the 401(k) component of the Plan. The Plan also has a separate component that allows participants the ability to make a one-time irrevocable election to reduce their annual compensation up to 20% in exchange for a contribution made to their retirement account from their respective employer company. Total contributions from the subscribing employers were $2.7 million and $0.9 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively. EmCare contributed $1.9 million and $1.1 million, during the years ended December 31, 2010 and 2009, respectively.

12. Equity Based Compensation

Successor Equity Plans

        Management of EMSC was allowed to rollover stock options of the Predecessor into fully vested options of the Successor. Additionally, EMSC established a stock compensation plan after the Merger whereby certain members of management, officers, and directors were awarded stock options in CDRT Holding Corporation. These options have a $64.00 strike price, vest ratably through December 2015 and have a maximum term of 10 years. A compensation charge of $4.1 million was recorded for shares vested during the Successor period from May 25, 2011 through December 31, 2011. At December 31, 2011, 73,388 shares were available to be issued under this plan and the Company had $16.0 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining vesting period.

        The Black-Scholes valuation model was used to estimate fair values as of the date of grant using 30% volatility, a risk free rate of 0.5%, 0% dividend yield and a term of 4.6 years. The weighted average fair value of the options granted in 2011 was $15.60.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation (Continued)

        The following table summarizes the status of options under the Successor stock compensation plan as of December 31, 2011:

	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding at beginning of year	—	$—
Rollover options from Predecessor	693,285	23.23
Granted	1,283,327	64.00

Outstanding at end of year	1,976,612	$49.70	$28,265	7.9 years

Exercisable at end of year	948,013	$34.18	$28,265	6.3 years

        In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of Restricted Stock Units ("RSUs"). As of December 31, 2011, the Company granted 1,972 RSUs based on a market price of $64.00 per share.

Predecessor Equity Plans

        Total stock-based compensation expense recognized resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $15.1 million for the Predecessor period from January 1, 2011 through May 24, 2011 and $6.7 million and $4.0 million for the years ended December 31, 2010 and 2009, respectively. Included in the Predecessor period from January 1, 2011 through May 24, 2011 is $11.7 million of stock-based compensation expense and $0.7 million of payroll tax expense due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the Merger.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation (Continued)

        The following table summarizes the status of restricted stock and options under the Predecessor equity plans as of December 31, 2011:

		Options Summary
	Restricted Stock	Class A Shares	Weighted Average Exercise Price
Outstanding at beginning of year	294,910	1,403,185	$21.56
Lapsed or exercised	(118,515)	(23,472)	22.59
Cancelled	(176,395)	(1,379,713)

Outstanding at end of year	—	—

        The total intrinsic value of options exercised under the Plan during the Predecessor periods from January 1, 2011 through May 24, 2011 and for the years ended December 31, 2010 and 2009 was $1.0 million, $1.7 million and $0.4 million, respectively.

13. Equity

        The Company is currently authorized and has issued 1,000 shares of Common Stock, par value $0.01 per share. The Company's Certificate of Incorporation does not authorize the issuance of any class of preferred stock, and does not provide for any separate voting rights for any class of stock. See Note 2 for additional information on the effects of the Merger on the Company's equity structure.

14. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $25.7 million and $17.2 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively, and $42.4 million and $40.5 million for the years ended December 31, 2010 and 2009, respectively.

        The Company also records certain leasehold improvements under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

        Future commitments under non-cancelable capital and operating leases for premises, equipment and other recurring commitments are as follows:

	Capital Leases	Operating Leases & Other
Year ending December 31,
2012	$201	$67,084
2013	115	50,021
2014	107	41,979
2015	106	35,630
2016	106	27,620
Thereafter	121	63,991

	756	$286,325

Less imputed interest	(158)

Total capital lease obligations	598
Less current portion	(155)

Long-term capital lease obligations	$443

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

        Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice ("DOJ") that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the "medical necessity" requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR's hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement ("CIA") which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the Office of Inspector General of the Department of Health and Human Services ("OIG") in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five-year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing.

        In July 2011, AMR received a request from the Civil Division of the U.S. Attorney's Office for the Central District of California ("USAO") asking AMR to preserve certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, are investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office is conducting a parallel state investigation for possible violations of the California False Claims Act. The Company complied with the USAO's request to preserve documents. In October 2011, the USAO served AMR with a subpoena compelling production of certain documents, and AMR is in the process of complying with the USAO's subpoena.

Letters of Credit

        At December 31, 2011 and 2010, the Company had $87.8 million and $75.1 million, respectively, in outstanding letters of credit.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

Other Legal Matters

        On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County. The complaint alleged that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted. The court has certified a class in this case which is comprised of approximately 15,000 Spokane County residents. In September 2010, the Company and class representatives reached an agreement to resolve the claims for approximately $1.1 million, which amount includes all remaining refunds due to class members and attorney's fees for the plaintiffs' counsel. The settlement was recently approved and finalized by the court.

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta and Karapetian cases have been coordinated with the Bartoni case in the Superior Court for the State of California, County of Alameda. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. The Company is unable at this time to estimate the amount of potential damages, if any.

        Eleven purported shareholder class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc. (the "Merger Agreement"), have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of its board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and have been consolidated. These actions generally allege that the directors of EMSC, Onex Corporation and/or Onex Corporation's subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to EMSC and its public stockholders; agreeing to provisions in the Merger Agreement that would allegedly prevent the board from considering other offers; permitting

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

the unitholders agreement (which secured the majority votes in favor of the merger contemplated by the Merger Agreement) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain other defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief. The Company has reached an agreement in principle to resolve these suits, and believe that resolution will be approved by the Courts in early 2012.

        In addition to the foregoing shareholder class actions, Merion Capital, L.P., a former stockholder of EMSC, has filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in EMSC prior to the Merger. Merion Capital was the holder of 599,000 shares of class A common stock in EMSC prior to the Merger. The Company has not paid any merger consideration for these shares and have recorded a reserve in the amount of $38.3 million for such unpaid merger consideration pending conclusion of the appraisal action.

        The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

15. Related Party Transactions

        Upon completion of the Merger, the Company and CDRT Holding Corporation ("Holding"), the Company's indirect parent company, entered into a consulting agreement with CD&R, dated May 25, 2011 (the "Consulting Agreement"), pursuant to which CD&R will provide Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services. Pursuant to the consulting agreement, Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $5 million, plus expenses. CD&R may also charge a transaction fee for certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses. The Company expensed $3.0 million in respect of this fee during the Successor period from May 25, 2011 through December 31, 2011.

        Pursuant to the Consulting Agreement, CD&R received a transaction fee of $40.0 million and $2.6 million for out-of-pocket and consulting expenses to third-parties CD&R paid prior to the closing of the Merger. This amount was capitalized as part of the Merger and has been allocated between deferred financing costs, which is included in other long-term assets, and equity on the accompanying balance sheet as of December 31, 2011.

        The Company was party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company's prior principal equityholder, until May 25, 2011. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provided the Company with corporate finance and strategic planning consulting services. For the Predecessor period from January 1, 2011 through May 24, 2011, the Company expensed $0.4 million in respect of this fee.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional (medical malpractice), auto, workers' compensation and general liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2011.

        The Company establishes reserves for claims based upon an assessment of claims reported and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims, other than general liability claims, are discounted at a rate of 1.5%. General liability claims are not discounted.

        The Company's most recent actuarial valuation was completed in December 2011. As a result of this and previous actuarial valuations, the Company recorded an increase in its provisions for insurance liabilities for prior year losses of $5.6 million and $8.2 million for the Successor period from May 25, 2011 through December 31, 2011 and for the Predecessor period from January 1, 2011 through May 24, 2011, respectively. The Company recorded increases in its provisions for prior year losses of $0.4 million and $4.5 million during the years ended December 31, 2010 and 2009, respectively.

        Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets:

	Accrued Liabilities	Insurance Reserves and Other Long-term Liabilities	Total Liabilities
December 31, 2011 (Successor)
Automobile	$19,223	$9,407	$28,630
Workers compensation	19,151	32,099	51,250
General/Professional liability	23,491	144,501	167,992

	$61,865	$186,007	$247,872

December 31, 2010 (Predecessor)
Automobile	$6,814	$8,774	$15,588
Workers compensation	13,692	30,026	43,718
General/Professional liability	29,558	119,543	149,101

	$50,064	$158,343	$208,407

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Insurance (Continued)

        Certain insurance programs also require the Company to maintain deposits with third-party insurers or with trustees to cover future claims costs. These deposits are included as insurance collateral in the accompanying balance sheets. Investments supporting insurance programs are comprised principally of government securities and investment grade securities. These investments are designated as available-for-sale and reported at fair value. Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations. The following table summarizes these deposits and restricted investments:

	2011	2010
Restricted cash and cash equivalents	$7,857	$17,284
Restricted marketable securities	9,722	4,570
Other short-term insurance collateral	23,256	11,622

Insurance collateral—short-term	$40,835	$33,476

Restricted long-term investments	$74,356	$75,635
Other long-term insurance collateral	31,407	60,428

Insurance collateral—long-term	$105,763	$136,063

        Insurance collateral and insurance related automobile reserves also includes a receivable from insurers of $10.8 million as of December 31, 2011 for liabilities in excess of our self-insured retention. There was no such reinsurance receivable outstanding as of December 31, 2010.

17. Segment Information

        The Company is organized around two separately managed business units: facility-based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery services. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance.The Chief Executive Officer has been identified as the chief operating decision maker ("CODM") as he assesses the performance of the business units and decides how to allocate resources to the business units.

        Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, and depreciation and amortization expense ("Adjusted EBITDA") is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined to

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see Note 2 "Summary of Significant Accounting Policies").

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31
	2011	2011	2010	2009
Facility-Based Physician Services
Net revenue	$1,025,003	$642,059	$1,478,462	$1,225,828
Income from operations	103,532	60,710	166,925	139,597
Segment Adjusted EBITDA	141,374	77,686	192,426	159,485
Goodwill	1,622,309		249,278	209,084
Intangible Assets, net	398,284		142,618	62,717
Total identifiable assets	2,459,724		678,901	583,806
Capital expenditures	$1,512	$1,543	$2,443	$3,680
Medical Transportation Services
Net revenue	$860,808	$579,731	$1,380,860	$1,343,857
Income from operations	24,400	24,770	79,058	73,539
Segment Adjusted EBITDA	73,415	52,896	129,693	127,497
Goodwill	530,705		178,127	172,867
Intangible Assets, net	165,943		37,756	39,937
Total identifiable assets	1,318,772		784,454	730,956
Capital expenditures	$42,711	$15,946	$43,928	$32,314
Segment Totals
Net revenue	$1,885,811	$1,221,790	$2,859,322	$2,569,685
Income from operations	127,932	85,480	245,983	213,136
Segment Adjusted EBITDA	214,789	130,582	322,119	286,982
Goodwill	2,153,014		427,405	381,951
Intangible Assets, net	564,227		180,374	102,654
Total identifiable assets	3,778,496		1,463,355	1,314,762
Capital expenditures	$44,223	$17,489	$46,371	$35,994

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31
	2011	2011	2010	2009
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$214,789	$130,582	$322,119	$286,982
Depreciation and amortization expense	(71,312)	(28,467)	(65,332)	(64,351)
Restructuring charges	(6,483)	—	—	—
Equity-based compensation expense	(4,098)	(15,112)	(6,699)	(3,979)
Related party management fees	(3,014)	(399)	(1,000)	(1,000)
Interest expense	(104,701)	(7,886)	(22,912)	(40,996)
Realized gain (loss) on investments	41	(9)	2,450	2,105
Interest and other (expense) income	(3,151)	(28,873)	968	1,816
Loss on early debt extinguishment	—	(10,069)	(19,091)	—
Income tax expense	(9,328)	(19,242)	(79,126)	(65,685)
Equity in earnings of unconsolidated subsidiary	276	143	347	347

Net income	$13,019	$20,668	$131,724	$115,239

        A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31,
	2011	2011	2010	2009
Adjusted EBITDA	$214,789	$130,582	$322,119	$286,982
Related party management fees	(3,014)	(399)	(1,000)	(1,000)
Restructuring charges	(6,483)	—	—	—
Interest expense (less deferred loan fee amortization)	(94,470)	(6,556)	(20,428)	(39,165)
Change in accounts receivable	(4,730)	(10,149)	(22,241)	18,742
Change in other operating assets/liabilities	25,146	14,234	(825)	42,675
Excess tax benefits from stock-based compensation	—	(12,427)	(15,660)	(17,448)
Interest and other income (expense)	(3,151)	(28,873)	968	1,816
Income tax expense, net of change in deferred taxes	(13,459)	(18,897)	(80,305)	(23,236)
Other	193	460	2,916	3,187

Cash flows provided by operating activities	$114,821	$67,975	$185,544	$272,553

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

        A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31:

	Successor 2011	Predecessor 2010
Segment total identifiable assets	$3,778,496	$1,463,355
Corporate cash	99,703	246,118
Corporate goodwill	115,129	—
Other corporate assets	19,780	39,079

Total identifiable assets	$4,013,108	$1,748,552

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	Successor	Predecessor
	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31
	2011	2011	2010	2009
Segment total capital expenditures	$44,223	$17,489	$46,371	$35,994
Corporate capital expenditures	2,128	1,007	2,750	8,734

Total capital expenditures	$46,351	$18,496	$49,121	$44,728

18. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
Balance at December 31, 2008	$885,401	$514,475	$1,399,876
Additions	4,071,279	1,762,517	5,833,796
Reductions	(3,955,395)	(1,704,977)	(5,660,372)

Balance at December 31, 2009	1,001,285	572,015	1,573,300
Additions	5,193,418	1,931,518	7,124,936
Reductions	(5,102,515)	(1,874,114)	(6,976,629)

Balance at December 31, 2010	1,092,188	629,419	1,721,607
Additions	6,117,634	2,091,750	8,209,384
Reductions	(5,955,370)	(2,065,750)	(8,021,120)

Balance at December 31, 2011	$1,254,452	$655,419	$1,909,871

        Additions to the Company's valuation and qualifying accounts are primarily related to income statement provisions and balances added from acquisitions. Reductions to these accounts are primarily related to write-off activity.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt

        EMSC is the issuer of the senior unsecured notes and the borrower under the Credit Facilities. The senior unsecured notes and the Credit Facilities are guaranteed by each of EMSC's domestic subsidiaries, except for any subsidiaries subject to regulation as an insurance company, including EMSC's captive insurance subsidiary. All of the operating income and cash flow of EMSC is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior unsecured notes and the Credit Facilities are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC and all of its subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of EMSC and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of EMSC or the subsidiary guarantors.

        EMSC's payment obligations under the senior unsecured notes are jointly and severally guaranteed on a senior unsecured basis by the guarantors. Each of the guarantors is wholly owned, directly or indirectly, by EMSC, and all guarantees are full and unconditional. A guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the guarantor, (ii) the release of the guarantor from all of its obligations under all guarantees related to any indebtedness of the EMSC, (iii) the merger or consolidation of the guarantor as specified in the indenture governing the senior unsecured notes, (iv) the guarantor becomes an unrestricted subsidiary, (v) the defeasance of EMSC's obligations under the indenture governing the senior unsecured notes or (vi) the payment in full of the principal amount of the senior unsecured notes.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

        The condensed consolidating financial statements for EMSC, the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheet
As of December 31, 2011

	Successor
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$104,657	$29,366	$—	$134,023
Insurance collateral	—	23,236	83,505	(65,906)	40,835
Trade and other accounts receivable, net	—	524,235	1,487	—	525,722
Parts and supplies inventory	—	22,693	—	—	22,693
Prepaids and other current assets	—	26,566	225	(616)	26,175
Current deferred tax assets	—	20,615	3,613	—	24,228

Current assets	—	722,002	118,196	(66,522)	773,676

Non-current assets:
Property, plant, and equipment, net	—	191,946	—	—	191,946
Intercompany receivable	2,926,448	—	—	(2,926,448)	—
Intangible assets, net	—	564,227	—	—	564,227
Non-current deferred tax assets	—	4,111	(6,106)	1,995	—
Insurance collateral	—	7,317	98,446	—	105,763
Goodwill	—	2,265,811	3,329	—	2,269,140
Other long-term assets	102,652	3,880	1,824	—	108,356
Investment and advances in subsidiaries	304,377	1,549	—	(305,926)	—

Assets	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$50,196	$316	$—	$50,512
Accrued liabilities	48,886	256,614	17,751	—	323,251
Current deferred tax liability	—	—	—	—	—
Current portion of long-term debt	14,400	190	—	—	14,590

Current liabilities	63,286	307,000	18,067	—	388,353

Long-term debt	2,356,701	998	—	—	2,357,699
Long-term deferred tax liability	—	151,308	—	—	151,308
Insurance reserves and other long-term liabilities	—	130,899	135,886	(64,527)	202,258
Intercompany payable	—	2,866,261	60,187	(2,926,448)	—

Liabilities	2,419,987	3,456,466	214,140	(2,990,975)	3,099,618

Equity:
Class A common stock	—	—	30	(30)	—
Additional paid-in capital	903,173	296,332	—	(296,332)	903,173
Retained earnings	13,019	10,747	2,272	(13,019)	13,019
Comprehensive income	(2,702)	(2,702)	(753)	3,455	(2,702)

Equity	913,490	304,377	1,549	(305,926)	913,490

Liabilities and Equity	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2010

	Predecessor
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$260,834	$26,527	$—	$287,361
Insurance collateral	—	6,409	30,046	(2,979)	33,476
Trade and other accounts receivable, net	—	488,354	1,304	—	489,658
Parts and supplies inventory	—	23,005	26	—	23,031
Prepaids and other current assets	—	22,623	193	(4,199)	18,617
Current deferred tax assets	—	(3,834)	3,834	—	—

Current assets	—	797,391	61,930	(7,178)	852,143

Non-current assets:
Property, plant, and equipment, net	—	133,731	—	—	133,731
Intercompany receivable	409,362	—	—	(409,362)	—
Intangible assets, net	—	180,374	—	—	180,374
Non-current deferred tax assets	—	4,126	(6,120)	1,994	—
Insurance collateral	—	31,664	109,669	(5,270)	136,063
Goodwill	—	426,947	458	—	427,405
Other long-term assets	11,333	5,657	1,846	—	18,836
Investment and advances in subsidiaries	847,191	37,427	—	(884,619)	—

Assets	$1,267,886	$1,617,317	$167,783	$(1,304,435)	$1,748,552

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$39,279	$302	$—	$39,581
Accrued liabilities	979	231,148	27,511	—	259,638
Current deferred tax liabilities	—	5,114	—	—	5,114
Current portion of long-term debt	15,938	395	—	—	16,333

Current liabilities	16,917	275,936	27,813	—	320,666
Long-term debt	403,750	1,193	—	—	404,943
Long-term deferred tax liabilities	—	5,971	—	—	5,971
Insurance reserves and other long-term liabilities	—	89,582	90,625	(10,440)	169,767
Intercompany payable	—	397,444	11,918	(409,362)	—

Liabilities	420,667	770,126	130,356	(419,802)	901,347

Equity:
Class A common stock	304	—	30	(30)	304
Class B common stock	1	—	—	—	1
Partnership equity	90,776	393,139	—	(393,140)	90,776
Treasury stock at cost	(1,684)	—	—	—	(1,684)
Additional paid-in capital	305,258	—	4,316	(4,316)	305,258
Retained earnings	450,780	452,268	30,968	(483,250)	450,766
Comprehensive income	1,784	1,784	2,113	(3,897)	1,784

Equity	847,219	847,191	37,427	(884,633)	847,205

Liabilities and Equity	$1,267,886	$1,617,317	$167,783	$(1,304,435)	$1,748,552

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

Consolidating Statements of Operations

	Successor
	For the period from May 25 through December 31, 2011
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$1,884,615	$56,182	$(54,986)	$1,885,811

Compensation and benefits	—	1,310,584	476	—	1,311,060
Operating expenses	—	259,620	19	—	259,639
Insurance expense	—	63,738	56,278	(54,986)	65,030
Selling, general and administrative expenses	—	44,060	295	—	44,355
Depreciation and amortization expense	—	71,285	27	—	71,312
Restructuring charges	—	6,483	—	—	6,483

Income (loss) from operations	—	128,845	(913)	—	127,932
Interest income from restricted assets	—	934	1,016	—	1,950
Interest expense	—	(104,701)	—	—	(104,701)
Realized gain on investments	—	—	41	—	41
Interest and other (expense) income	—	(2,832)	(319)	—	(3,151)

Income (loss) before income taxes	—	22,246	(175)	—	22,071
Income tax expense	—	(9,324)	(4)	—	(9,328)

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	12,922	(179)	—	12,743
Equity in earnings of unconsolidated subsidiaries	11,977	—	276	(11,977)	276

Net income	$11,977	$12,922	$97	$(11,977)	$13,019

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

	Predecessor
	For the period from January 1 through May 24, 2011
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Total
Net revenue	$—	$1,221,024	$20,709	$(19,943)	$1,221,790

Compensation and benefits	—	874,135	498	—	874,633
Operating expenses	—	156,734	6	—	156,740
Insurance expense	—	48,471	18,701	(19,943)	47,229
Selling, general and administrative expenses	—	28,801	440	—	29,241
Depreciation and amortization expense	—	28,467	—	—	28,467

Income from operations	—	84,416	1,064	—	85,480
Interest income from restricted assets	—	364	760	—	1,124
Interest expense	—	(7,886)	—	—	(7,886)
Realized loss on investments	—	—	(9)	—	(9)
Interest and other (expense) income	—	(28,782)	(91)	—	(28,873)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)

Income before income taxes	—	38,043	1,724	—	39,767
Income tax expense	—	(19,233)	(9)	—	(19,242)

Income before equity in earnings of unconsolidated subsidiaries	—	18,810	1,715	—	20,525
Equity in earnings of unconsolidated subsidiaries	20,668	—	143	(20,668)	143

Net income	$20,668	$18,810	$1,858	$(20,668)	$20,668

	Predecessor
	For the year ended December 31, 2010
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$2,857,214	$66,609	$(64,501)	$2,859,322

Compensation and benefits	—	2,022,371	1,132	—	2,023,503
Operating expenses	—	358,393	869	—	359,262
Insurance expense	—	93,089	68,742	(64,501)	97,330
Selling, general and administrative expenses	—	67,619	293	—	67,912
Depreciation and amortization expense	—	65,331	1	—	65,332

Income (loss) from operations	—	250,411	(4,428)	—	245,983
Interest income from restricted assets	—	1,376	1,729	—	3,105
Interest expense	—	(22,912)	—	—	(22,912)
Realized gain on investments	—	—	2,450	—	2,450
Interest and other income (expense)	—	1,008	(40)	—	968
Loss on early extinguishment of debt	—	(19,091)	—	—	(19,091)

Income (loss) before income taxes	—	210,792	(289)	—	210,503
Income tax expense (benefit)	—	(79,276)	150	—	(79,126)

Income (loss) before equity in earnings of unconsolidated subsidiaries	—	131,516	(139)	—	131,377
Equity in earnings of unconsolidated subsidiaries	131,724	0	347	(131,724)	347

Net income	$131,724	$131,516	$208	$(131,724)	$131,724

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

	Predecessor
	For the year ended December 31, 2009
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$2,567,818	$30,347	$(28,480)	$2,569,685

Compensation and benefits	—	1,795,847	932	—	1,796,779
Operating expenses	—	334,269	59	—	334,328
Insurance expense	—	92,937	33,153	(28,480)	97,610
Selling, general and administrative expenses	—	63,325	156	—	63,481
Depreciation and amortization expense	—	64,339	12	—	64,351

Income (loss) from operations	—	217,101	(3,965)	—	213,136
Interest income from restricted assets	—	1,980	2,536	—	4,516
Interest expense	—	(40,996)	—	—	(40,996)
Realized gain on investments	—	—	2,105	—	2,105
Interest and other income	—	1,650	166	—	1,816

Income before income taxes	—	179,735	842	—	180,577
Income tax expense	—	(65,201)	(484)	—	(65,685)

Income before equity in earnings of unconsolidated subsidiaries	—	114,534	358	—	114,892
Equity in earnings of unconsolidated subsidiaries	115,239	0	347	(115,239)	347

Net income	$115,239	$114,534	$705	$(115,239)	$115,239

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

Condensed Consolidating Statements of Cash Flows

	Successor
	For the period May 25 through December 31, 2011
	EMSC	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$235,411	$(120,590)	$114,821

Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—	(2,844,221)
Purchase of property, plant and equipment	—	(46,351)	—	(46,351)
Proceeds from sale of property, plant and equipment	—	216	—	216
Acquisition of businesses, net of cash received	—	(84,375)	—	(84,375)
Net change in insurance collateral	—	2,580	7,347	9,927
Net change in deposits and other assets	—	(1,172)	—	(1,172)

Net cash (used in) provided by investing activities	(2,844,221)	(129,102)	7,347	(2,965,976)

Cash Flows from Financing Activities
Borrowings under senior secured credit facility	1,440,000	—	—	1,440,000
Proceeds from issuance of senior subordinated notes	950,000	—	—	950,000
Proceeds from CD&R equity investment	887,051	—	—	887,051
Capital contributed by Parent	4,978	—	—	4,978
Repayments of capital lease obligations and other debt	(426,772)	—	—	(426,772)
Equity issuance costs	(31,878)	—	—	(31,878)
Debt issue costs	(117,805)	—	—	(117,805)
Net change in bank overdrafts	—	(6,944)	—	(6,944)
Net intercompany borrowings (payments)	138,647	(251,988)	113,341	—

Net cash provided by (used in) financing activities	2,844,221	(258,932)	113,341	2,698,630

Change in cash and cash equivalents	—	(152,623)	98	(152,525)
Cash and cash equivalents, beginning of period	—	257,280	29,268	286,548

Cash and cash equivalents, end of period	$—	$104,657	$29,366	$134,023

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

	Predecessor
	For the period from January 1 through May 24, 2011
	EMSC	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$73,707	$(5,732)	$67,975

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(18,496)	—	(18,496)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(94,870)	—	(94,870)
Net change in insurance collateral	—	14,510	8,526	23,036
Net change in deposits and other assets	—	816	—	816

Net cash (used in) provided by investing activities	—	(97,985)	8,526	(89,459)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	559	—	—	559
Class A common stock repurchased as treasury stock	(2,440)	—	—	(2,440)
Repayments of capital lease obligations and other debt	—	(4,116)	—	(4,116)
Excess tax benefits from stock-based compensation	—	12,427	—	12,427
Net change in bank overdrafts	—	14,241	—	14,241
Net intercompany borrowings (payments)	1,881	(1,828)	(53)	—

Net cash provided by (used in) financing activities	—	20,724	(53)	20,671

Change in cash and cash equivalents	—	(3,554)	2,741	(813)
Cash and cash equivalents, beginning of period	—	260,834	26,527	287,361

Cash and cash equivalents, end of period	$—	$257,280	$29,268	$286,548

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

	Predecessor
	For the year ended December 31, 2010
	EMSC	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$185,552	$(8)	$185,544

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(49,121)	—	(49,121)
Proceeds from sale of property, plant and equipment	—	198	—	198
Acquisition of businesses, net of cash received	—	(119,897)	—	(119,897)
Net change in insurance collateral	—	29,107	(29,610)	(503)
Net change in deposits and other assets	—	10,458	—	10,458

Net cash used in investing activities	—	(129,255)	(29,610)	(158,865)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	6,907	—	—	6,907
Class A common stock repurchased as treasury stock	(1,684)	—	—	(1,684)
Repayments of capital lease obligations and other debt	—	(458,886)	—	(458,886)
Borrowings under credit facility	—	425,000	—	425,000
Debt issue costs	—	(12,085)	—	(12,085)
Payment of premiums for debt extinguishment	—	(14,513)	—	(14,513)
Excess tax benefits from stock-based compensation	—	15,660	—	15,660
Net change in bank overdrafts	—	(32,605)	—	(32,605)
Net intercompany borrowings (payments)	(5,223)	(32,067)	37,290	—

Net cash (used in) provided by financing activities	—	(109,496)	37,290	(72,206)

Change in cash and cash equivalents	—	(53,199)	7,672	(45,527)
Cash and cash equivalents, beginning of period	—	314,033	18,855	332,888

Cash and cash equivalents, end of period	$—	$260,834	$26,527	$287,361

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

	Predecessor
	For the year ended December 31, 2009
	EMSC	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$275,693	$(3,140)	$272,553

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(44,728)	—	(44,728)
Proceeds from sale of property, plant and equipment	—	120	—	120
Acquisition of businesses, net of cash received	—	(75,612)	—	(75,612)
Net change in insurance collateral	—	(9,831)	14,242	4,411
Net change in deposits and other assets	—	(820)	—	(820)

Net cash (used in) provided by investing activities	—	(130,871)	14,242	(116,629)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	10,515	—	—	10,515
Repayments of capital lease obligations and other debt	—	(5,109)	—	(5,109)
Excess tax benefits from stock-based compensation	—	17,448	—	17,448
Net change in bank overdrafts	—	7,937	—	7,937
Net intercompany borrowings (payments)	(10,515)	9,947	568	—

Net cash provided by financing activities	—	30,223	568	30,791

Change in cash and cash equivalents	—	175,045	11,670	186,715
Cash and cash equivalents, beginning of period	—	138,988	7,185	146,173

Cash and cash equivalents, end of period	$—	$314,033	$18,855	$332,888