Form 10-Q
period 2012-03-31
Emergency Medical Services CORP
filed 2012-05-11
CIK 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant is a privately held corporation, and its common stock is not publicly traded.  Shares of common stock outstanding at May 9, 2012 — 1,000.  All of our outstanding stock was held at such date by CDRT Acquisition Corporation, our sole stockholder.

INDEX

Part I. Financial Information
		3
Item 1.	Financial Statements (unaudited):

	Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 for the Successor and for the three months ended March 31, 2011 for the Predecessor	3

	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 for the Successor and for the three months ended March 31, 2011 for the Predecessor	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II. Other Information		32

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

Signatures		34

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited; in thousands)

	Successor	Predecessor
	Quarter ended March 31,	Quarter ended March 31,
	2012	2011
Revenue, net of contractual discounts	$1,407,790	$1,279,120
Provision for uncompensated care	(601,496)	(518,285)
Net revenue	806,294	760,835
Compensation and benefits	565,865	537,077
Operating expenses	107,581	96,963
Insurance expense	24,890	26,539
Selling, general and administrative expenses	18,993	17,835
Depreciation and amortization expense	30,490	17,525
Restructuring charges	5,979	—
Income from operations	52,496	64,896
Interest income from restricted assets	287	396
Interest expense	(43,452)	(4,817)
Realized gain (loss) on investments	298	(4)
Interest and other income (expense)	162	(1,746)
Income from operations before income taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	9,791	58,725
Income tax expense	(4,238)	(22,652)
Income from operations before equity in earnings of unconsolidated subsidiary and noncontrolling interest	5,553	36,073
Equity in earnings of unconsolidated subsidiary	109	91
Net loss attributable to noncontrolling interest	130	—
Net income attributable to Emergency Medical Services Corporation	5,792	36,164
Other comprehensive income, net of tax:
Unrealized holding gains during the period	42	629
Unrealized (losses) gains on derivative financial instruments	(11)	984
Comprehensive income	$5,823	$37,777

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$229,361	$134,023
Insurance collateral	26,387	40,835
Trade and other accounts receivable, net	561,069	525,722
Parts and supplies inventory	22,742	22,693
Prepaids and other current assets	25,903	26,175
Current deferred tax assets	25,062	24,228
Total current assets	890,524	773,676
Non-current assets:
Property, plant and equipment, net	190,653	191,946
Intangible assets, net	547,669	564,227
Insurance collateral	55,188	105,763
Goodwill	2,273,319	2,269,140
Other long-term assets	106,775	108,356
Total assets	$4,064,128	$4,013,108
Liabilities and Equity
Current liabilities:
Accounts payable	$58,270	$50,512
Accrued liabilities	352,932	323,251
Current portion of long-term debt	15,138	14,590
Total current liabilities	426,340	388,353
Long-term debt	2,354,413	2,357,699
Long-term deferred tax liabilities	151,308	151,308
Insurance reserves and other long-term liabilities	209,127	202,258
Total liabilities	3,141,188	3,099,618
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding in 2012 and 2011)	—	—
Additional paid-in capital	904,226	903,173
Retained earnings	18,811	13,019
Accumulated other comprehensive loss	(2,671)	(2,702)
Total Emergency Medical Services Corporation equity	920,366	913,490
Noncontrolling interest	2,574	—
Total equity	922,940	913,490
Total liabilities and equity	$4,064,128	$4,013,108

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Successor	Predecessor
	Quarter ended March 31,	Quarter ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$5,792	$36,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,724	18,315
Loss on disposal of property, plant and equipment	4	39
Equity-based compensation expense	1,062	1,962
Excess tax benefits from equity-based compensation	—	(1,169)
Equity in earnings of unconsolidated subsidiary	(109)	(91)
Noncontrolling interest in earnings	(130)	—
Dividends received	611	427
Deferred income taxes	100	345
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(35,347)	(10,762)
Parts and supplies inventory	(49)	(81)
Prepaids and other current assets	272	(4,741)
Accounts payable and accrued liabilities	46,049	29,087
Insurance accruals	(2,929)	2,504
Net cash provided by operating activities	50,050	71,999
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(12,710)	(15,306)
Proceeds from sale of property, plant and equipment	73	10
Acquisition of businesses, net of cash received	(1,000)	(32,720)
Net change in insurance collateral	54,527	12,406
Other investing activities	(2,805)	474
Net cash provided by (used in) investing activities	38,085	(35,136)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	551
Repayments of capital lease obligations and other debt	(3,649)	(1,966)
Debt issue costs	(95)	—
Proceeds from noncontrolling interest	2,704	—
Excess tax benefits from equity-based compensation	—	1,169
Class A common stock repurchased as treasury stock	—	(1,303)
Net change in bank overdrafts	8,243	12,097
Net cash used in financing activities	7,203	10,548
Change in cash and cash equivalents	95,338	47,411
Cash and cash equivalents, beginning of period	134,023	287,361
Cash and cash equivalents, end of period	$229,361	$334,772

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.              General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements.  For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On May 25, 2011, EMSC was acquired through a merger transaction (“Merger”) by investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, Clayton, Dubilier & Rice LLC (“CD&R”).  As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation and the Company’s stock ceased to be traded on the New York Stock Exchange. Details of the Merger are more fully discussed in Note 2. The accompanying consolidated statements of operations and cash flows are presented for two periods: Successor (the three month period ended March 31, 2012) and Predecessor (the three month period ended March 31, 2011), which relate to the period succeeding the Merger and the period preceding the Merger, respectively.  The Company applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011.  The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

•                  The three month period ended March 31, 2012 is presented on a Successor basis, reflecting the Merger of the Company and the affiliate of CD&R.

•                  The three month period ended March 31, 2011 is presented on a Predecessor basis.  The consolidated financial statements for all Predecessor periods have been prepared using the historical basis of accounting for the Company.  As a result of the Merger and the associated purchase accounting, the consolidated financial statements of the Successor are not comparable to periods preceding the Merger.

In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the periods presented.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Insurance collateral also includes a receivable from insurers of $10.8 million as of December 31, 2011 for liabilities in excess of our self-insured retention. This receivable was reversed in the first quarter of 2012 upon settlement of the related liability.

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

The Company’s most recent actuarial valuation was completed in March 2012. As a result of this and previous actuarial valuations, the Company recorded a decrease in its provisions for insurance liabilities of $0.4 million during the Successor quarter ended March 31, 2012 compared to an increase of $2.5 million during the Predecessor quarter ended March 31, 2011 related to reserves for losses in prior years.

The long-term portion of insurance reserves was $188.1 million and $186.0 million as of March 31, 2012 and December 31, 2011, respectively.

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

	March 31, 2012	December 31, 2011
Gross trade accounts receivable	$2,677,603	$2,435,233
Allowance for contractual discounts	1,307,993	1,254,452
Allowance for uncompensated care	809,150	655,419
Net trade accounts receivable	560,460	525,362
Other receivables, net	609	360
Net accounts receivable	$561,069	$525,722

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

Business Combinations

Assets and liabilities of an acquired business are recorded at their fair values at the date of acquisition. The excess of the acquisition consideration over the estimated fair values is recorded as goodwill. All acquisition costs are expensed as incurred. While the Company uses its best estimates and assumptions as a part of the acquisition consideration allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period any subsequent adjustments are recorded as expense.

Revenue Recognition

Fee-for-service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care.  Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor.  Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules.  Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR.  Provisions for estimated uncompensated care, or bad debt expense, are related principally to the number of self-pay patients treated in the period and are based primarily on historical collection experience to reduce revenues net of contractual discounts to the estimated amounts the Company expects to collect.

Net revenue for the quarter ended March 31, 2012 and 2011 consisted of the following:

	Quarter ended March 31,
	2012	2011
Fee-for-service revenue, net of contractuals:
Medicare	$192,710	$195,348
Medicaid	46,110	53,483
Commercial insurance and managed care	502,099	443,880
Self-pay	528,545	448,605
Sub-total	1,269,464	1,141,316
Subsidies and fees	138,326	137,804
Revenue, net of contractuals	1,407,790	1,279,120
Provision for uncompensated care	(601,496)	(518,285)
Net revenue	$806,294	$760,835

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

The Company provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly.

Merger

On February 13, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with CDRT Acquisition Corporation, a Delaware corporation (“Parent”), and CDRT Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”). On May 25, 2011, pursuant to the Merger Agreement, Sub merged with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of Parent (the “Merger”). The Company finalized its business combination accounting during the first quarter of 2012 with adjustments related to goodwill allocations between segments. For additional details, refer to Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The allocation of goodwill by segment is as follows as of March 31, 2012 (in millions):

EmCare	$1,366
AMR	832
$2,198

Merger and Other Related Costs

During the three months ended March 31, 2011, the Company recorded $2.0 million of pretax Merger related costs consisting primarily of legal fees, which are included in interest and other income (expense) on the accompanying statement of operations.

Unaudited Pro Forma Combined Consolidated Statements of Operations

The following Unaudited Pro Forma Combined Consolidated Statement of Operations reflects the consolidated results of operations of the Company as if the Merger had occurred on January 1, 2011. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the Merger, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the Merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future. Balances for the quarter ended March 31, 2012 are not shown as there are no adjustments necessary in the Successor period.

Unaudited Pro Forma Combined Consolidated Statements of Operation

Quarter ended
March 31,
2011
Net revenue	$760,835
Compensation and benefits	537,077
Operating expenses	96,963
Insurance expense	26,539
Selling, general and administrative expenses	18,650
Depreciation and amortization expense	29,193
Income from operations	52,413
Interest income from restricted assets	396
Interest expense	(42,873)
Realized loss on investments	(4)
Interest and other income	209
Income before income taxes and equity in earnings of unconsolidated subsidiary	10,141
Income tax expense	(4,390)
Income before equity in earnings of unconsolidated subsidiary	5,751
Equity in earnings of unconsolidated subsidiary	91
Net income	$5,842

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

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The Company does not adjust the quoted price for these assets or liabilities, which include investments held in connection with the Company’s captive insurance program.

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include fixed income mortgage backed securities, corporate bonds, and derivatives.

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability. Balances in this category include the Company’s estimate, using a combination of internal and external fair value analyses, of contingent consideration for acquisitions made in prior periods.

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$44,111	$12,521	$—	$56,632	$96,875	$12,579	$—	$109,454
Fuel hedge	$—	$646	$—	$646	$—	$245	$—	$245
Liabilities:
Contingent consideration	$—	$—	$5,030	$5,030	$—	$—	$5,030	$5,030
Interest rate swap	$—	$2,791	$—	$2,791	$—	$2,373	$—	$2,373

Recent Accounting Pronouncements

In July 2011, the FASB issued Accounting Standards Update No 2011-7, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-7”) to give further transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts.

ASU 2011-7 requires the following:

•                  presentation of bad debt expense, which the Company classifies as uncompensated care, as contra-revenue on the statement of operations;

•                  the Company’s policy for considering collectability in the timing of revenue and bad debt recognized;

•                  disclosure of the amount of revenue, net of contractual discounts by major payor source; and

•                  quantitative and qualitative information about changes in the bad debt allowance, including judgments and changes in estimates.

The Company adopted this new guidance effective January 1, 2012 by separating out its uncompensated care provision on the statement of operations and by providing additional disclosure to footnote 2 under Revenue Recognition for each of the quarters ended March 31, 2012 and 2011.

3.              Accrued Liabilities

Accrued liabilities were as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Accrued wages and benefits	$118,968	$110,761
Accrued paid time-off	27,966	26,210
Current portion of self-insurance reserves	46,102	61,865
Accrued restructuring	8,888	4,598
Current portion of compliance and legal	4,749	3,268
Accrued billing and collection fees	5,051	4,940
Accrued incentive compensation	23,442	18,591
Accrued interest	28,283	10,550
Accrued income taxes	5,805	2,036
Transaction related liabilities	40,405	38,782
Other	43,273	41,650
Total accrued liabilities	$352,932	$323,251

4.              Long-Term Debt

Long-term debt and capital leases consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Senior subordinated unsecured notes due 2019	$950,000	$950,000
Senior secured term loan due 2018 (5.25% at March 31, 2012)	1,417,853	1,421,101
Notes due at various dates from 2012 to 2022 with interest rates from 6% to 10%	1,138	590
Capital lease obligations due at various dates from 2012 to 2018	560	598
	2,369,551	2,372,289
Less current portion	(15,138)	(14,590)
Total long-term debt	$2,354,413	$2,357,699

5.              Derivative Instruments and Hedging Activities

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

At March 31, 2012, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.24 to $4.06 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.2 million gallons, which represents approximately 12% of the Company’s total estimated usage during the periods hedged, and are spread over periods from April 2012 through December 2013. As of March 31, 2012, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.6 million, compared to $0.2 million as of December 31, 2011. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.4 million for the quarter ended March 31, 2012 and $0.6 million for the quarter ended March 31, 2011.  Over the next 12 months, the Company expects to reclassify $0.6 million of deferred gain from accumulated comprehensive income as the related fuel hedge transactions mature.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015.  The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%.  The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $2.8 million as of March 31, 2012, compared to $2.4 million as of December 31, 2011.  As of March 31, 2012, there have not been any additional payments made or received under these hedge agreements.  Over the next 12 months, the Company expects to reclassify $0.7 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature.

6.              Restructuring Charges

The Company recorded a restructuring charge of $6.0 million during the three months ended March 31, 2012 related to continuing efforts to re-align AMR’s operations. Payments currently under this plan are expected to be complete by March 2013. The accrued restructuring liability as of March 31, 2012 of $8.9 million includes accruals on restructuring plans from prior years in addition to the 2012 plan outlined below.

	2012 Plan
	Lease & Other Contract Termination Costs	Severance	Total
Incurred	$5,000	$979	$5,979
Paid	—	(101)	(101)
March 31, 2012	$5,000	$878	$5,878

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

Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR’s hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement (“CIA”) which was effective for a period of five years beginning September 12, 2006, and which was released in February 2012.

In December 2006, AMR received a subpoena from the DOJ.  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response.  On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the Office of Inspector General of the Department of Health and Human Services (“OIG”) in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five-year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing.

In July 2011, AMR received a request from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) asking AMR to preserve certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California.  The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, are investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside.  The California Attorney General’s Office is conducting a parallel state investigation for possible violations of the California

False Claims Act.  The Company complied with the USAO’s request to preserve documents.  In October 2011, the USAO served AMR with a subpoena compelling production of certain documents, and AMR is in the process of complying with the USAO’s subpoena.

Other Legal Matters

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

All of the eleven purported class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc., or the Merger Agreement, which were filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of EMSC’s board of directors, and other parties have now been voluntarily dismissed or settled.   Seven of the eleven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, and were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS.   That consolidated class action was voluntarily dismissed without prejudice by the plaintiffs on September 26, 2011.  Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado.  Those two actions were voluntarily dismissed without prejudice by the plaintiffs on September 16, 2011 and October 24, 2011, respectively.  Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412  (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and were also consolidated.   On March 23, 2012, the U.S. District Court issued a final order of judgment approving the impending settlement that EMSC had previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, and EMSC incurred no material charges in connection with the settlement.  That order approved the settlement as set forth in a Stipulation of Settlement among the parties dated as of November 28, 2011 and released all of the plaintiffs’ and the class’s claims against the defendants.

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

8.              Equity Based Compensation

Successor Equity Plans

Management of EMSC was allowed to rollover stock options of the Predecessor into fully vested options of the Successor. In addition, EMSC established a stock compensation plan after the Merger whereby certain members of management were awarded stock options in the Successor Company. The stock options are valued using the Black-Scholes valuation model on the date of grant. These options have a $64.00 strike price and vest ratably through December 2015. A compensation charge of $1.1 million was recorded for the quarter ended March 31, 2012.

In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of Restricted Stock Units (“RSUs”). During the quarter ended March 31, 2012, the Company granted 986 RSUs based on a market price of $64.00 per share.

Predecessor Equity Plans

For a detailed description of the Company’s pre-merger stock compensation plans, refer to Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Total equity-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $2.0 million for the quarter ended March 31, 2011.

9.              Related Party Transactions

Upon completion of the Merger, the Company and CDRT Holding Corporation (“Holding”), the Company’s indirect parent company, entered into a consulting agreement with CD&R, dated May 25, 2011 (the “Consulting Agreement”), pursuant to which CD&R will provide Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services. Pursuant to the consulting agreement, Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $5.0 million, plus expenses. CD&R may also charge a transaction fee for certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses. The Company expensed $1.25 million during the quarter ended March 31, 2012.

The Company was party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s prior principal equityholder, until May 25, 2011. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provided the Company with corporate finance and strategic planning consulting services. For the Predecessor quarter ended March 31, 2011, the Company expensed $0.25 million in respect of this fee.

10.       Variable Interest Entities

GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities (“VIEs”) to be consolidated if an entity’s interest in the VIE has specific characteristics including: voting rights not proportional to ownership and the right to receive a majority of expected income or absorb a majority of expected losses. In addition, the entity exposed to the majority of the risks and rewards associated with the VIE is deemed its primary beneficiary and must consolidate the entity.

EmCare entered into an agreement in 2011 with an indirect wholly-owned subsidiary of HCA Holdings Inc. to form an entity which would provide physician services to various healthcare facilities (“HCA-EmCare JV”). HCA-EmCare JV began providing services to healthcare facilities during the first quarter of 2012 and meets the definition of a VIE. The Company determined that, although EmCare only holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

•                  EmCare provides management services to HCA-EmCare JV including recruiting, credentialing, scheduling, billing, payroll, accounting and other various administrative services and therefore substantially all of HCA-EmCare JV’s activities involve EmCare; and

•                  as payment for management services, EmCare is entitled to receive a base management fee from HCA-EmCare JV as well as a bonus management fee.

The following is a summary of the HCA-EmCare JV assets and liabilities as of March 31, 2012, which are included in the consolidated financial statements. There were no balances in the HCA-EmCare JV as of December 31, 2011.

March 31,
2012
Current assets	$6,482
Current liabilities	4,210

11.       Segment Information

The Company is organized around two separately managed business units: outsourced facility-based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology and anesthesiology services. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income attributable to EMSC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income (expense), realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net loss attributable to noncontrolling interest (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The Company modified the definition of Adjusted EBITDA following the Merger. The accounting policies for reported segments are the same as for the Company as a whole.

The following tables present the Company’s operating segment results for the Successor quarter ended March 31, 2012 and the Predecessor quarter ended March 31, 2011:

	Successor	Predecessor
	Quarter ended March 31,	Quarter ended March 31,
	2012	2011
Facility-Based Physician Services
Net revenue	$449,004	$396,627
Segment Adjusted EBITDA	56,714	48,201
Medical Transportation Services
Net revenue	357,290	364,208
Segment Adjusted EBITDA	34,850	36,828
Total
Total net revenue	806,294	760,835
Total Adjusted EBITDA	91,564	85,029
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$91,564	$85,029
Depreciation and amortization expense	(30,490)	(17,525)
Restructuring charges	(5,979)	—
Equity-based compensation expense	(1,062)	(1,962)
Related party management fees	(1,250)	(250)
Interest expense	(43,452)	(4,817)
Realized gain (loss) on investments	298	(4)
Interest and other income (expense)	162	(1,746)
Income tax expense	(4,238)	(22,652)
Equity in earnings of unconsolidated subsidiary	109	91
Net loss attributable to noncontrolling interest	130	—
Net income attributable to EMSC	$5,792	$36,164

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Successor	Predecessor
	Quarter ended March 31,	Quarter ended March 31,
	2012	2011
Adjusted EBITDA	$91,564	$85,029
Related party management fees	(1,250)	(250)
Restructuring charges	(5,979)	—
Interest expense (less deferred loan fee amortization)	(39,215)	(4,017)
Change in accounts receivable	(35,347)	(10,762)
Change in other operating assets/liabilities	43,343	26,769
Excess tax benefits from equity-based compensation	—	(1,169)
Interest and other income (expense)	162	(1,746)
Income tax expense, net of change in deferred taxes	(4,138)	(22,307)
Other	910	452
Cash flows provided by operating activities	$50,050	$71,999

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

EMSC’s payment obligations under the senior unsecured notes are jointly and severally guaranteed on a senior unsecured basis by the guarantors. Each of the guarantors is wholly owned, directly or indirectly, by EMSC, and all guarantees are full and unconditional. A guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the guarantor, (ii) the release of the guarantor from all of its obligations under all guarantees related to any indebtedness of EMSC, (iii) the merger or consolidation of the guarantor as specified in the indenture governing the senior unsecured notes, (iv) the guarantor becomes an unrestricted subsidiary, (v) the defeasance of EMSC’s obligations under the indenture governing the senior unsecured notes or (vi) the payment in full of the principal amount of the senior unsecured notes.

The condensed consolidating financial statements for EMSC, the guarantors and the non-guarantors are as follows:

Consolidating Statements of Operations

	Successor
	For the quarter ended March 31, 2012
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$805,844	$19,292	$(18,842)	$806,294
Compensation and benefits	—	565,726	139	—	565,865
Operating expenses	—	107,579	2	—	107,581
Insurance expense	—	24,532	19,200	(18,842)	24,890
Selling, general and administrative expenses	—	18,971	22	—	18,993
Depreciation and amortization expense	—	30,490	—	—	30,490
Restructuring charges	—	5,979	—	—	5,979
Income from operations	—	52,567	(71)	—	52,496
Interest income from restricted assets	—	244	43	—	287
Interest expense	—	(43,452)	—	—	(43,452)
Realized (loss) gain on investments	—	(4)	302	—	298
Interest and other income (expense)	—	316	(154)	—	162
Income before income taxes	—	9,671	120	—	9,791
Income tax expense	—	(4,235)	(3)	—	(4,238)
Income before equity in earnings of unconsolidated subsidiaries and noncontrolling interest	—	5,436	117	—	5,553
Equity in earnings of unconsolidated subsidiaries	5,792	—	109	(5,792)	109
Net loss attributable to noncontrolling interest	—	130	—	—	130
Net income attributable to EMSC	$5,792	$5,566	$226	$(5,792)	$5,792

	Predecessor
	For the quarter ended March 31, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$760,450	$18,375	$(17,990)	$760,835
Compensation and benefits	—	536,741	336	—	537,077
Operating expenses	—	96,954	9	—	96,963
Insurance expense	—	26,355	18,174	(17,990)	26,539
Selling, general and administrative expenses	—	17,398	437	—	17,835
Depreciation and amortization expense	—	17,525	—	—	17,525
Income (loss) from operations	—	65,477	(581)	—	64,896
Interest income from restricted assets	—	231	165	—	396
Interest expense	—	(4,817)	—	—	(4,817)
Realized loss on investments	—	—	(4)	—	(4)
Interest and other (expense) income	—	(1,695)	(51)	—	(1,746)
Income (loss) before income taxes	—	59,196	(471)	—	58,725
Income tax expense	—	(22,647)	(5)	—	(22,652)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	36,549	(476)	—	36,073
Equity in earnings of unconsolidated subsidiaries	36,164	—	91	(36,164)	91
Net income (loss)	$36,164	$36,549	$(385)	$(36,164)	$36,164

Consolidating Balance Sheet

As of March 31, 2012

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$219,924	$9,437	$—	$229,361
Insurance collateral	—	11,877	80,416	(65,906)	26,387
Trade and other accounts receivable, net	—	559,334	1,735	—	561,069
Parts and supplies inventory	—	22,742	—	—	22,742
Prepaids and other current assets	—	28,213	39	(2,349)	25,903
Current deferred tax assets	—	21,692	3,370	—	25,062
Current assets	—	863,782	94,997	(68,255)	890,524
Non-current assets:
Property, plant, and equipment, net	—	190,653	—	—	190,653
Intercompany receivable	2,378,900	—	—	(2,378,900)	—
Intangible assets, net	—	547,669	—	—	547,669
Non-current deferred tax assets	—	707	(2,702)	1,995	—
Insurance collateral	—	15,269	39,919	—	55,188
Goodwill	—	2,271,894	1,425	—	2,273,319
Other long-term assets	95,687	9,777	1,311	—	106,775
Investment and advances in subsidiaries	881,518	2,548	—	(884,066)	—
Assets	$3,356,105	$3,902,299	$134,950	$(3,329,226)	$4,064,128
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$57,945	$325	$—	$58,270
Accrued liabilities	67,886	269,419	15,627	—	352,932
Current portion of long-term debt	14,400	738	—	—	15,138
Current liabilities	82,286	328,102	15,952	—	426,340
Long-term debt	2,353,453	960	—	—	2,354,413
Long-term deferred tax liabilities	—	151,308	—	—	151,308
Insurance reserves and other long-term liabilities	—	156,634	118,753	(66,260)	209,127
Intercompany payable	—	2,381,203	(2,303)	(2,378,900)	—
Liabilities	2,435,739	3,018,207	132,402	(2,445,160)	3,141,188
Equity:
Common stock	—	—	30	(30)	—
Additional paid-in capital	904,226	867,377	—	(867,377)	904,226
Retained earnings	18,811	16,539	2,272	(18,811)	18,811
Accumulated other comprehensive (loss) income	(2,671)	(2,398)	246	2,152	(2,671)
Total EMSC equity	920,366	881,518	2,548	(884,066)	920,366
Noncontrolling interest	—	2,574	—	—	2,574
Total equity	920,366	884,092	2,548	(884,066)	922,940
Liabilities and Equity	$3,356,105	$3,902,299	$134,950	$(3,329,226)	$4,064,128

Consolidating Balance Sheet

As of December 31, 2011

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$104,657	$29,366	$—	$134,023
Insurance collateral	—	23,236	83,505	(65,906)	40,835
Trade and other accounts receivable, net	—	524,235	1,487	—	525,722
Parts and supplies inventory	—	22,693	—	—	22,693
Prepaids and other current assets	—	26,566	225	(616)	26,175
Current deferred tax assets	—	20,615	3,613	—	24,228
Current assets	—	722,002	118,196	(66,522)	773,676
Non-current assets:
Property, plant, and equipment, net	—	191,946	—	—	191,946
Intercompany receivable	2,926,448	—	—	(2,926,448)	—
Intangible assets, net	—	564,227	—	—	564,227
Non-current deferred tax assets	—	4,111	(6,106)	1,995	—
Insurance collateral	—	7,317	98,446	—	105,763
Goodwill	—	2,265,811	3,329	—	2,269,140
Other long-term assets	102,652	3,880	1,824	—	108,356
Investment and advances in subsidiaries	304,377	1,549	—	(305,926)	—
Assets	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$50,196	$316	$—	$50,512
Accrued liabilities	48,886	256,614	17,751	—	323,251
Current portion of long-term debt	14,400	190	—	—	14,590
Current liabilities	63,286	307,000	18,067	—	388,353
Long-term debt	2,356,701	998	—	—	2,357,699
Long-term deferred tax liability	—	151,308	—	—	151,308
Insurance reserves and other long-term liabilities	—	130,899	135,886	(64,527)	202,258
Intercompany payable	—	2,866,261	60,187	(2,926,448)	—
Liabilities	2,419,987	3,456,466	214,140	(2,990,975)	3,099,618
Equity:
Common stock	—	—	30	(30)	—
Additional paid-in capital	903,173	296,332	—	(296,332)	903,173
Retained earnings	13,019	10,747	2,272	(13,019)	13,019
Accumulated comprehensive loss	(2,702)	(2,702)	(753)	3,455	(2,702)
Equity	913,490	304,377	1,549	(305,926)	913,490
Liabilities and Equity	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108

Condensed Consolidating Statements of Cash Flows

	Successor
	For the quarter ended March 31, 2012
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$121,292	$(71,242)	$50,050
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(12,710)	—	(12,710)
Proceeds from sale of property, plant and equipment	—	73	—	73
Acquisition of businesses, net of cash received	—	(1,000)	—	(1,000)
Net change in insurance collateral	—	(7,089)	61,616	54,527
Other investing activities	—	(2,805)	—	(2,805)
Net cash (used in) provided by investing activities	—	(23,531)	61,616	38,085
Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	(3,649)	—	—	(3,649)
Debt issue costs	(95)	—	—	(95)
Receipts from noncontrolling interest	—	2,704	—	2,704
Net change in bank overdrafts	—	8,243	—	8,243
Net intercompany borrowings (payments)	3,744	6,559	(10,303)	—
Net cash provided by (used in) financing activities	—	17,506	(10,303)	7,203
Change in cash and cash equivalents	—	115,267	(19,929)	95,338
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023
Cash and cash equivalents, end of period	$—	$219,924	$9,437	$229,361

	Successor
	For the quarter ended March 31, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$71,843	$156	$71,999
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(15,306)	—	(15,306)
Proceeds from sale of property, plant and equipment	—	10	—	10
Acquisition of businesses, net of cash received	—	(32,720)	—	(32,720)
Net change in insurance collateral	—	12,406	—	12,406
Other investing activities	—	474	—	474
Net cash used in investing activities	—	(35,136)	—	(35,136)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	551	—	—	551
Class A common stock repurchased as treasury stock	(1,303)	—	—	(1,303)
Repayments of capital lease obligations and other debt	(1,966)	—	—	(1,966)
Excess tax benefits from stock-based compensation	1,169	—	—	1,169
Net change in bank overdrafts	—	12,097	—	12,097
Net intercompany borrowings (payments)	1,549	(2,243)	694	—
Net cash provided by financing activities	—	9,854	694	10,548
Change in cash and cash equivalents	—	46,561	850	47,411
Cash and cash equivalents, beginning of period	—	282,434	4,927	287,361
Cash and cash equivalents, end of period	$—	$328,995	$5,777	$334,772

13.         Subsequent Events

The Company’s management has evaluated events subsequent to March 31, 2012 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures. Below is a description of events for which disclosure was deemed necessary.

On April 10, 2012, the Company voluntarily prepaid $100 million of principal borrowings under its $1,440 million senior secured term loan facility.

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

This Quarterly Report should be read in conjunction with EMSC’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 16, 2012.

Company Overview

We are a leading provider of outsourced facility-based physician services and medical transportation services in the United States. We operate our business and market our services under the EmCare and AMR brands. EmCare, over its 40 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide facility-based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery staffing, and other management services. AMR, over its nearly 55 years of operating history, is a leading provider of ground and fixed-wing ambulance services in the United States based on net revenue and number of transports.

On May 25, 2011, the Company merged with affiliates of Clayton, Dubilier & Rice, LLC, or CD&R. This transaction is referred to in this Quarterly Report as the “Merger”. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for details related to the Merger.

EMSC applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. The business combination adjustments had a material impact on the Successor period presented, for the three months ended March 31, 2012, due most significantly to the amortization of intangible assets and interest expense and will have a material impact on future earnings. Initial adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third party valuation firm. The Company finalized its business combination accounting during the first quarter of 2012 with adjustments related to goodwill allocations between segments.

Presentation

The accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q are presented for two periods: Predecessor and Successor results, which primarily relate to the periods preceding the Merger and the period succeeding the Merger, respectively.  Items that are not comparable between the two periods presented include depreciation and amortization expense, interest expense, interest and other income (expense) and income tax expense, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below.  See Note 1 to the accompanying consolidated financial statements.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total patient encounters and transports for the three months ended March 31, 2012 and 2011. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)		Percentage of Total Volume
	Quarter ended March 31,		Quarter ended March 31,
	2012	2011	2012	2011
Medicare	20.9%	22.3%	26.0%	26.4%
Medicaid	5.0%	6.0%	10.6%	13.2%
Commercial insurance and managed care	51.3%	48.4%	44.4%	42.4%
Self-pay	5.1%	4.6%	19.0%	18.0%
Subsidies & fees	17.7%	18.7%	—	—
Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2012, approximately 78% was derived from our hospital contracts for emergency department staffing, 11% from contracts related to anesthesiology services, 4% from our hospitalist/inpatient services, 3% from our radiology/teleradiology services, 1% from our surgery services, and 3% from other hospital management services. Approximately 81% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 19% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

AMR

Approximately 86% of AMR’s net revenue for the three months ended March 31, 2012 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 11.3% and 10.7% of AMR’s operating expenses for the three months ended March 31, 2012 and 2011, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Medicare Fee Schedule Changes

Medicare law requires the Centers for Medicare and Medicaid Services (CMS) to adjust the Medicare Physician Fee Schedule (MPFS) payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2012. Absent further legislative action by Congress, the reduced MPFS would go into effect on January 1, 2013.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2011 and incorporated by reference herein. As of March 31, 2012, there were no significant changes in our critical accounting policies or estimation procedures.

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

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue during each of the three month periods ending March 31, 2012 and 2011.

Results of Operations

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2012 and 2011 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to EMSC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income (expense), realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net loss attributable to noncontrolling interest. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Successor		Predecessor
	Quarter ended March 31,
	2012	% of net revenue	2011	% of net revenue
Net revenue	$806,294	100.0%	$760,835	100.0%
Compensation and benefits	565,865	70.2	537,077	70.6
Operating expenses	107,581	13.3	96,963	12.7
Insurance expense	24,890	3.1	26,539	3.5
Selling, general and administrative expenses	18,993	2.4	17,835	2.3
Equity-based compensation expense	(1,062)	(0.1)	(1,962)	(0.3)
Related party management fees	(1,250)	(0.2)	(250)	(0.0)
Interest income from restricted assets	(287)	(0.0)	(396)	(0.1)
Adjusted EBITDA	$91,564	11.4%	$85,029	11.2%
Equity-based compensation expense	(1,062)	(0.1)	(1,962)	(0.3)
Related party management fees	(1,250)	(0.2)	(250)	(0.0)
Depreciation and amortization expense	(30,490)	(3.8)	(17,525)	(2.3)
Restructuring charges	(5,979)	(0.7)	—	—
Interest expense	(43,452)	(5.4)	(4,817)	(0.6)
Realized gain (loss) on investments	298	0.0	(4)	(0.0)
Interest and other income (expense)	162	0.0	(1,746)	(0.2)
Income tax expense	(4,238)	(0.5)	(22,652)	(3.0)
Equity in earnings of unconsolidated subsidiary	109	0.0	91	0.0
Net loss attributable to noncontrolling interest	130	0.0	—	—
Net income attributable to EMSC	$5,792	0.7%	$36,164	4.8%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Successor	Predecessor
	Quarter ended March 31,	Quarter ended March 31,
	2012	2011
Adjusted EBITDA	$91,564	$85,029
Related party management fees	(1,250)	(250)
Restructuring charges	(5,979)	—
Interest expense (less deferred loan fee amortization)	(39,215)	(4,017)
Change in accounts receivable	(35,347)	(10,762)
Change in other operating assets/liabilities	43,343	26,769
Excess tax benefits from equity-based compensation	—	(1,169)
Interest and other income (expense)	162	(1,746)
Income tax expense, net of change in deferred taxes	(4,138)	(22,307)
Other	910	452
Cash flows provided by operating activities	$50,050	$71,999

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Successor		Predecessor
	Quarter ended March 31,
	2012	% of net revenue	2011	% of net revenue
Net revenue	$449,004	100.0%	$396,627	100.0%
Compensation and benefits	353,866	78.8	315,039	79.4
Operating expenses	17,333	3.9	12,673	3.2
Insurance expense	13,579	3.0	14,657	3.7
Selling, general and administrative expenses	8,657	1.9	7,195	1.8
Interest income from restricted assets	(128)	(0.0)	(165)	(0.0)
Equity-based compensation expense	(467)	(0.1)	(863)	(0.2)
Related party management fees	(550)	(0.1)	(110)	(0.0)
Adjusted EBITDA	$56,714	12.6%	$48,201	12.2%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	56,714	12.6	48,201	12.2
Depreciation and amortization expenses	(13,762)	(3.1)	(5,954)	(1.5)
Interest income from restricted assets	(128)	(0.0)	(165)	(0.0)
Equity-based compensation expense	(467)	(0.1)	(863)	(0.2)
Related party management fees	(550)	(0.1)	(110)	(0.0)
Income from operations	$41,807	9.3%	$41,109	10.4%

AMR

	Successor		Predecessor
	Quarter ended March 31,
	2012	% of net revenue	2011	% of net revenue
Net revenue	$357,290	100.0%	$364,208	100.0%
Compensation and benefits	211,999	59.3	222,038	61.0
Operating expenses	90,248	25.3	84,290	23.1
Insurance expense	11,311	3.2	11,882	3.3
Selling, general and administrative expenses	10,336	2.9	10,640	2.9
Interest income from restricted assets	(159)	(0.0)	(231)	(0.1)
Equity-based compensation expense	(595)	(0.2)	(1,099)	(0.3)
Related party management fees	(700)	(0.2)	(140)	(0.0)
Adjusted EBITDA	$34,850	9.8%	$36,828	10.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	34,850	9.8	36,828	10.1
Depreciation and amortization expenses	(16,728)	(4.7)	(11,571)	(3.2)
Restructuring charges	(5,979)	(1.7)	—	—
Interest income from restricted assets	(159)	(0.0)	(231)	(0.1)
Equity-based compensation expense	(595)	(0.2)	(1,099)	(0.3)
Related party management fees	(700)	(0.2)	(140)	(0.0)
Income from operations	$10,689	3.0%	$23,787	6.5%

Quarter ended March 31, 2012 compared to the quarter ended March 31, 2011

Consolidated

Our results for the three months ended March 31, 2012 reflect an increase in net revenue of $45.5 million and a decrease in net income of $30.4 million compared to the three months ended March 31, 2011. The decrease in net income is attributable primarily to increases in interest expense and depreciation and amortization expense, partially offset by a decrease in income tax expense associated with the Merger transaction.

Net revenue. For the three months ended March 31, 2012, we generated net revenue of $806.3 million compared to net revenue of $760.8 million for the three months ended March 31, 2011, representing an increase of 6.0%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $91.6 million, or 11.4% of net revenue, for the three months ended March 31, 2012 compared to $85.0 million, or 11.2% of net revenue, for the three months ended March 31, 2011.

Restructuring charges. Restructuring charges of $6.0 million were recorded during the three months ended March 31, 2012, related to continuing efforts to re-align AMR’s operations.

Interest expense. Interest expense for the three months ended March 31, 2012 was $43.5 million compared to $4.8 million for the three months ended March 31, 2011. The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011. In conjunction with entering into our new credit facilities, we increased our total outstanding debt by $2.0 billion.

Income tax expense. Income tax expense decreased by $18.4 million for the three months ended March 31, 2012 compared to the same period in 2011. Our effective tax rate was 43.3% for the three months ended March 31, 2012 and 38.6% for the three months ended March 31, 2011. The increase in our effective tax rate was primarily a result of certain state taxes which have tax rates not based on pre-tax book income.

EmCare

Net revenue. Net revenue for the three months ended March 31, 2012 was $449.0 million, an increase of $52.4 million, or 13.2%, from $396.6 million for the three months ended March 31, 2011. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2010 accounted for a net revenue increase of $25.4 million for the three months ended March 31, 2012, of which $19.7 million came from net new contracts added in 2011, with the remaining increase in net revenue from those added in 2012. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $27.0 million, or 7.9%, for the three months ended March 31, 2012. The change was due to a 3.3% increase in same store weighted patient encounters and a 4.6% increase in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2012 were $353.9 million, or 78.8% of net revenue, compared to $315.0 million, or 79.4% of net revenue, for the same period in 2011. Provider compensation costs increased $18.6 million from net new contract additions. Same store provider compensation costs were $13.1 million higher than the prior period due primarily to a 3.3% increase in same store weighted patient encounters and a 2.4% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs increased by $7.1 million during the three months ended March 31, 2012 compared to the same period in 2011. The increase is due to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the three months ended March 31, 2012 were $17.3 million, or 3.9% of net revenue, compared to $12.7 million, or 3.2% of net revenue, for the three months ended March 31, 2011. Operating expenses increased $4.6 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended March 31, 2012 was $13.6 million, or 3.0% of net revenue, compared to $14.7 million, or 3.7% of net revenue, for the three months ended March 31, 2011. We recorded a decrease of prior year insurance provisions of $0.4 million during the three months ended March 31, 2012 compared to an increase of $1.7 million during the three months ended March 31, 2011.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2012 was $8.7 million, or 1.9% of net revenue, compared to $7.2 million, or 1.8% of net revenue, for the three months ended March 31, 2011.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2012 was $13.8 million, or 3.1% of net revenue, compared to $6.0 million, or 1.5% of net revenue, for the three months ended March 31, 2011. The $7.8 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger.

AMR

Net revenue. Net revenue for the three months ended March 31, 2012 was $357.3 million, a decrease of $6.9 million, or 1.9%, from $364.2 million for the same period in 2011. The decrease in net revenue was due primarily to a decrease of 1.9%, or $7.0 million, in weighted transport volume. There was no material change in net revenue per weighted transport for AMR in total; however, net revenue per weighted transport increased by 1.2% from growth in our managed transportation business, offset by a 1.2% decrease in rates due primarily to the net impact of markets entered and exited combined with recent acquisitions. Weighted transports decreased 14,400 from the same quarter last year. The change was due to an increase of 25,100 weighted transports from acquisitions and an increase of 7,900 weighted transports from our entry into new markets, offset by a decrease in weighted transport volume in existing markets of 0.7%, or 5,100 weighted transports, and a decrease of 42,300 weighted transports from exited markets.

Compensation and benefits. Compensation and benefit costs for the three months ended March 31, 2012 were $212.0 million, or 59.3% of net revenue, compared to $222.0 million, or 61.0% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour decreased by approximately 3.1%, or $3.7 million, attributable primarily to the net impact from markets entered and exited combined with recent acquisitions. Non-crew compensation decreased period over period by $1.7 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $2.0 million during the three months ended March 31, 2012 compared to the same period in 2011 due primarily to markets exited recently.

Operating expenses. Operating expenses for the three months ended March 31, 2012 were $90.2 million, or 25.3% of net revenue, compared to $84.3 million, or 23.1% of net revenue, for the three months ended March 31, 2011. The change is due primarily to increased costs of $1.9 million associated with the net impact from markets entered and exited combined with recent acquisitions, increased fuel costs of $1.2 million, and increased legal fees and settlements of $1.5 million.

Insurance expense. Insurance expense for the three months ended March 31, 2012 was $11.3 million, or 3.2% of net revenue, compared to $11.9 million, or 3.3% of net revenue, for the same period in 2011. We recorded a decrease of prior year insurance provisions of less than $0.1 million during the three months ended March 31, 2012 compared to an increase of $0.8 million during the three months ended March 31, 2011.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2012 was $10.3 million, or 2.9% of net revenue, compared to $10.6 million, or 2.9% of net revenue, for the three months ended March 31, 2011.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2012 was $16.7 million, or 4.7% of net revenue, compared to $11.6 million, or 3.2% of net revenue, for the same period in 2011. The increase was due primarily to additional depreciation and amortization expense associated with adjustments to tangible and intangible assets recorded as a result of the Merger.

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

We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months. Our asset-based revolving credit facility, or the ABL Facility, provides for up to $350 million of senior secured first priority borrowings, subject to a borrowing base of $382.7 million as of March 31, 2012. The ABL Facility is available to fund working capital and for general corporate purposes. As of March 31, 2012, we had available borrowing capacity of $261.4 million and $88.6 million of letters of credit issued under the ABL Facility.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position.  These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt.  The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.  Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions.  In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Successor	Predecessor
	Quarter ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$50,050	$71,999
Investing activities	38,085	(35,136)
Financing activities	7,203	10,548

Operating activities. Net cash provided by operating activities was $50.1 million for the three months ended March 31, 2012 compared to $72.0 million for the same period in 2011. The decrease in operating cash flows was affected primarily by a decrease in net income and cash flows from operating assets and liabilities. Accounts payable and accrued liabilities increased cash flows from operations $46.0 million during the three months ended March 31, 2012 compared to $29.1 million during the three months ended March 31, 2011. The change is due primarily to the timing of payroll related liabilities, incentive compensation and interest payments during the three months ended March 31, 2012 compared to the same period in 2011.

Accounts receivable increased $35.3 million and $10.8 million during the three months ended March 31, 2012 and 2011, respectively. Days sales outstanding, or DSO, increased 1 day during the three months ended March 31, 2012. EmCare’s DSO increased 2 days primarily as a result of new contract starts.

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

	Q1 2012	Q4 2011	Q3 2011	Q2 2011	Q1 2011	Q4 2010
EmCare	59	57	54	52	54	54
AMR	69	68	68	68	66	69
EMSC	63	62	60	59	60	61

Investing activities. Net cash provided by investing activities was $38.1 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $35.1 million for the same period in 2011. The increase is due primarily to a return of insurance collateral combined with a decrease in acquisition activity. Acquisitions of businesses totaled $1.0 million during the three months ended March 31, 2012, which related to a prior year acquisition, compared to $32.7 million during the same period in 2011.

Financing activities. Net cash provided by financing activities was $7.2 million for the three months ended March 31, 2012 compared to $10.5 million for the same period in 2011. At March 31, 2012, there were no amounts outstanding under our revolving credit facility.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of March 31, 2012, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.24 to $4.06 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.2 million gallons and are spread over periods from April 2012 through December 2013.

On October 17, 2011, we entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with our counterparties for the difference between the rate paid and the fixed rate.

As of March 31, 2012, we had $2,369.0 million of debt, excluding capital leases, of which $1,417.9 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.5%, above our LIBOR floor of 1.5%, will impact our interest costs by $7.1 million annually. In April 2012, we voluntarily prepaid $100 million of principal borrowings under our senior secured term loan credit facility.

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

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 8, to the accompanying consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on March 16, 2012.

All of the eleven purported class actions relating to the transactions contemplated by the Merger Agreement, which were filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of EMSC’s board of directors, and other parties have now been voluntarily dismissed or settled.  Seven of the eleven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, and were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS.  That consolidated class action was voluntarily dismissed without prejudice by the plaintiffs on September 26, 2011.  Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado.  Those two actions were voluntarily dismissed without prejudice by the plaintiffs on September 16, 2011 and October 24, 2011, respectively.  Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412  (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and were also consolidated.  On March 23, 2012, the U.S. District Court issued a final order of judgment approving the impending settlement that EMSC had previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, and EMSC incurred no material charges in connection with the settlement.  That order approved the settlement as set forth in a Stipulation of Settlement among the parties dated as of November 28, 2011 and released all of the plaintiffs’ and the class’s claims against the defendants.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of EMSC’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

4.1

Third Supplemental Indenture, dated November 7, 2011, among EMSC, the Existing Guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee.*

4.2

Fourth Supplemental Indenture, dated April 11, 2012, among EMSC, the Existing Guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

May 11, 2012	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

4.1

Third Supplemental Indenture, dated November 7, 2011, among EMSC, the Existing Guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee.*

4.2

Fourth Supplemental Indenture, dated April 11, 2012, among EMSC, the Existing Guarantors party thereto and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB), as Trustee.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report