Form 10-Q
period 2012-06-30
Emergency Medical Services CORP
filed 2012-08-10
CIK 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant is a privately held corporation, and its common stock is not publicly traded.  Shares of common stock outstanding at August 7, 2012 — 1,000.  All of our outstanding stock was held at such date by CDRT Acquisition Corporation, our sole stockholder.

INDEX

Part I. Financial Information		3

Item 1.	Financial Statements (unaudited):	3

	Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and for the period from May 25, 2011 through June 30, 2011 for the Successor and for the period from April 1, 2011 through May 24, 2011 and from January 1, 2011 through May 24, 2011 for the Predecessor	3

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	5

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and for the period from May 25, 2011 through June 30, 2011 for the Successor and for the periods from April 1, 2011 through May 24, 2011 and from January 1, 2011 through May 24, 2011 for the Predecessor	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	43

Signatures		44

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited; in thousands)

	Successor		Predecessor
	Quarter ended June 30,	Period from May 25 through June 30,	Period from April 1 through May 24,
	2012	2011	2011
Revenue, net of contractual discounts	$1,444,131	$537,690	$774,191
Provision for uncompensated care	(643,033)	(218,147)	(313,236)
Net revenue	801,098	319,543	460,955
Compensation and benefits	562,838	221,804	337,556
Operating expenses	96,807	41,856	59,777
Insurance expense	27,555	10,089	20,690
Selling, general and administrative expenses	20,136	6,861	11,406
Depreciation and amortization expense	30,762	11,061	10,942
Restructuring charges	2,744	—	—
Income from operations	60,256	27,872	20,584
Interest income from restricted assets	258	162	728
Interest expense	(41,514)	(17,950)	(3,069)
Realized gain (loss) on investments	63	7	(5)
Interest and other income (expense)	241	(140)	(27,127)
Loss on early debt extinguishment	(5,172)	—	(10,069)
Income (loss) before income taxes, equity in earnings of unconsolidated subsidiary, and noncontrolling interest	14,132	9,951	(18,958)
Income tax (expense) benefit	(6,266)	(4,158)	3,410
Income (loss) before equity in earnings of unconsolidated subsidiary and noncontrolling interest	7,866	5,793	(15,548)
Equity in earnings of unconsolidated subsidiary	105	33	52
Net income attributable to noncontrolling interest	(130)	—	—
Net income (loss) attributable to Emergency Medical Services Corporation	7,841	5,826	(15,496)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	161	(140)	872
Unrealized losses on derivative financial instruments	(1,254)	(253)	(959)
Comprehensive income (loss)	$6,748	$5,433	$(15,583)

The accompanying notes are an integral part of these financial statements.

	Successor		Predecessor
	Six months ended June 30,	Period from May 25 through June 30,	Period from January 1 through May 24,
	2012	2011	2011
Revenue, net of contractual discounts	$2,851,921	$537,690	$2,053,311
Provision for uncompensated care	(1,244,529)	(218,147)	(831,521)
Net revenue	1,607,392	319,543	1,221,790
Compensation and benefits	1,128,703	221,804	874,633
Operating expenses	204,388	41,856	156,740
Insurance expense	52,445	10,089	47,229
Selling, general and administrative expenses	39,129	6,861	29,241
Depreciation and amortization expense	61,252	11,061	28,467
Restructuring charges	8,723	—	—
Income from operations	112,752	27,872	85,480
Interest income from restricted assets	545	162	1,124
Interest expense	(84,966)	(17,950)	(7,886)
Realized gain (loss) on investments	361	7	(9)
Interest and other income (expense)	403	(140)	(28,873)
Loss on early debt extinguishment	(5,172)	—	(10,069)
Income before income taxes and equity in earnings of unconsolidated subsidiary	23,923	9,951	39,767
Income tax expense	(10,504)	(4,158)	(19,242)
Income before equity in earnings of unconsolidated subsidiary	13,419	5,793	20,525
Equity in earnings of unconsolidated subsidiary	214	33	143
Net income	13,633	5,826	20,668
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	203	(140)	1,501
Unrealized (losses) gains on derivative financial instruments	(1,265)	(253)	25
Comprehensive income	$12,571	$5,433	$22,194

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,198	$134,023
Insurance collateral	9,347	40,835
Trade and other accounts receivable, net	568,678	525,722
Parts and supplies inventory	22,305	22,693
Prepaids and other current assets	32,712	26,175
Current deferred tax assets	27,236	24,228
Total current assets	784,476	773,676
Non-current assets:
Property, plant and equipment, net	188,625	191,946
Intangible assets, net	543,577	564,227
Insurance collateral	17,834	105,763
Goodwill	2,261,305	2,269,140
Other long-term assets	98,055	108,356
Total assets	$3,893,872	$4,013,108
Liabilities and Equity
Current liabilities:
Accounts payable	$59,073	$50,512
Accrued liabilities	340,248	323,251
Current portion of long-term debt	14,779	14,590
Total current liabilities	414,100	388,353
Long-term debt	2,187,451	2,357,699
Long-term deferred tax liabilities	151,308	151,308
Insurance reserves and other long-term liabilities	206,438	202,258
Total liabilities	2,959,297	3,099,618
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding in 2012 and 2011)	—	—
Additional paid-in capital	905,157	903,173
Retained earnings	26,652	13,019
Accumulated other comprehensive loss	(3,764)	(2,702)
Total Emergency Medical Services Corporation equity	928,045	913,490
Noncontrolling interest	6,530	—
Total equity	934,575	913,490
Total liabilities and equity	$3,893,872	$4,013,108

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Successor		Predecessor
	Quarter ended June 30,	Period from May 25 through June 30,	Period from April 1 through May 24,
	2012	2011	2011
Cash Flows from Operating Activities
Net income (loss)	$7,841	$5,826	$(15,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,899	12,962	11,485
(Gain) loss on disposal of property, plant and equipment	(68)	12	—
Equity-based compensation expense	1,062	430	13,150
Excess tax benefits from equity-based compensation	—	—	(11,258)
Loss on early debt extinguishment	5,172	—	10,069
Equity in earnings of unconsolidated subsidiary	(105)	(33)	(52)
Noncontrolling interest in earnings	130	—	—
Deferred income taxes	107	48	—
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(7,482)	7,102	613
Parts and supplies inventory	437	18	(35)
Prepaids and other current assets	(6,809)	2,511	(3,828)
Accounts payable and accrued liabilities	(19,844)	1,708	(3,750)
Insurance accruals	(2,260)	7,137	(4,922)
Net cash provided by (used in) operating activities	13,080	37,721	(4,024)
Cash Flows from Investing Activities
Merger, net of cash received	—	(2,844,221)	—
Purchases of property, plant and equipment	(12,475)	(2,892)	(3,190)
Proceeds from sale of property, plant and equipment	1,378	55	45
Acquisition of businesses, net of cash received	(300)	(4,668)	(62,150)
Net change in insurance collateral	53,847	4,542	10,630
Other investing activities	509	(262)	342
Net cash provided by (used in) investing activities	42,959	(2,847,446)	(54,323)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	—	8
Borrowings under senior secured credit facility	—	1,440,000	—
Proceeds from issuance of senior subordinated debt	—	950,000	—
Proceeds from CD&R equity investment	—	887,051	—
Repayments of debt and capital lease obligations	(168,825)	(418,875)	(2,150)
Equity issuance costs	—	(26,196)	—
Debt issue costs	—	(114,021)	—
Repayment of equity	(130)	—	—
Excess tax benefits from equity-based compensation	—	—	11,258
Class A common stock repurchased as treasury stock	—	—	(1,137)
Proceeds from noncontrolling interest	3,826	—	—
Net change in bank overdrafts	3,927	(7,971)	2,144
Net cash (used in) provided by financing activities	(161,202)	2,709,988	10,123
Change in cash and cash equivalents	(105,163)	(99,737)	(48,224)
Cash and cash equivalents, beginning of period	229,361	286,548	334,772
Cash and cash equivalents, end of period	$124,198	$186,811	$286,548

The accompanying notes are an integral part of these financial statements.

	Successor		Predecessor
	Six months ended June 30,	Period from May 25 through June 30,	Period from January 1 through May 24,
	2012	2011	2011
Cash Flows from Operating Activities
Net income	$13,633	$5,826	$20,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,623	12,962	29,800
(Gain) loss on disposal of property, plant and equipment	(64)	12	39
Equity-based compensation expense	2,124	430	15,112
Excess tax benefits from equity-based compensation	—	—	(12,427)
Loss on early debt extinguishment	5,172	—	10,069
Equity in earnings of unconsolidated subsidiary	(214)	(33)	(143)
Dividends received	611	—	427
Deferred income taxes	207	48	345
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(42,829)	7,102	(10,149)
Parts and supplies inventory	388	18	(116)
Prepaids and other current assets	(6,537)	2,511	(8,569)
Accounts payable and accrued liabilities	26,205	1,708	25,337
Insurance accruals	(5,188)	7,137	(2,418)
Net cash provided by operating activities	63,131	37,721	67,975
Cash Flows from Investing Activities
Merger, net of cash received	—	(2,844,221)	—
Purchases of property, plant and equipment	(25,185)	(2,892)	(18,496)
Proceeds from sale of property, plant and equipment	1,451	55	55
Acquisition of businesses, net of cash received	(1,300)	(4,668)	(94,870)
Net change in insurance collateral	108,374	4,542	23,036
Other investing activities	(2,296)	(262)	816
Net cash provided by (used in) investing activities	81,044	(2,847,446)	(89,459)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	—	559
Borrowings under senior secured credit facility	—	1,440,000	—
Proceeds from issuance of senior subordinated notes	—	950,000	—
Proceeds from CD&R equity investment	—	887,051	—
Repayments of debt and capital lease obligations	(172,474)	(418,875)	(4,116)
Equity issuance costs	—	(26,196)	—
Debt issue costs	(95)	(114,021)	—
Repayment of equity	(130)	—	—
Excess tax benefits from equity-based compensation	—	—	12,427
Class A common stock repurchased as treasury stock	—	—	(2,440)
Proceeds from noncontrolling interest	6,530	—	—
Net change in bank overdrafts	12,169	(7,971)	14,241
Net cash (used in) provided by financing activities	(154,000)	2,709,988	20,671
Change in cash and cash equivalents	(9,825)	(99,737)	(813)
Cash and cash equivalents, beginning of period	134,023	286,548	287,361
Cash and cash equivalents, end of period	$124,198	$186,811	$286,548

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

On May 25, 2011, EMSC was acquired through a merger transaction (“Merger”) by investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”).  As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation and the Company’s stock ceased to be traded on the New York Stock Exchange. Details of the Merger are more fully discussed in Note 2. The accompanying consolidated statements of operations and cash flows are presented for two periods: Successor (the three and six month periods ended June 30, 2012 and the period from May 25, 2011 through June 30, 2011) and Predecessor (the periods from April 1, 2011 through May 24, 2011 and January 1, 2011 through May 24, 2011), which relate to the period succeeding the Merger and the period preceding the Merger, respectively.  The Company applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011.  The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

•                  The three and six month periods ended June 30, 2012 are presented on a Successor basis, reflecting the Merger of the Company and the affiliate of CD&R.

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

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.  During the six month ended June 30, 2012, the Company replaced approximately $100 million of insurance collateral investments with letters of credit.  Insurance collateral also includes a receivable from insurers of $10.8 million as of December 31, 2011 for liabilities in excess of our self-insured retention. This receivable was reversed in the first quarter of 2012 upon settlement of the related liability. A similar receivable of $1.1 million is included in insurance collateral as of June 30, 2012.

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

The Company’s most recent actuarial valuation was completed in June 2012. As a result of this and previous actuarial valuations, the Company recorded increases in its provisions for insurance liabilities of $1.6 million and $1.2 million during the three and six month periods ended June 30, 2012, respectively, compared to increases of $5.7 million and $8.2 million during the periods from April 1, 2011 through May 24, 2011 and January 1, 2011 through May 24, 2011, respectively, related to reserves for losses in prior years.

The long-term portion of insurance reserves was $183.7 million and $186.0 million as of June 30, 2012 and December 31, 2011, respectively.

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

	June 30, 2012	December 31, 2011
Gross trade accounts receivable	$2,782,745	$2,435,233
Allowance for contractual discounts	1,363,760	1,254,452
Allowance for uncompensated care	851,190	655,419
Net trade accounts receivable	567,795	525,362
Other receivables, net	883	360
Net accounts receivable	$568,678	$525,722

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

AMR contractual allowances are determined primarily by payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience. The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates. The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients. AMR’s allowances on self-pay accounts receivable are estimated on claim level, historical write-off experience.

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

Net revenue for the three and six month periods ended June 30, 2012 and 2011 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fee-for-service revenue, net of contractuals:
Medicare	$189,490	$196,226	$382,200	$391,574
Medicaid	47,217	57,839	93,327	111,322
Commercial insurance and managed care	515,529	461,959	1,017,628	905,839
Self-pay	563,251	461,324	1,091,796	909,929
Sub-total	1,315,487	1,177,348	2,584,951	2,318,664
Subsidies and fees	128,644	134,533	266,970	272,337
Revenue, net of contractuals	1,444,131	1,311,881	2,851,921	2,591,001
Provision for uncompensated care	(643,033)	(531,383)	(1,244,529)	(1,049,668)
Net revenue	$801,098	$780,498	$1,607,392	$1,541,333

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

Unaudited Pro Forma Combined Consolidated Statements of Operation

	Quarter ended June 30,	Six months ended June 30,
	2011	2011
Net revenue	$780,498	$1,541,333
Compensation and benefits	546,929	1,084,006
Operating expenses	101,633	198,596
Insurance expense	30,779	57,318
Selling, general and administrative expenses	19,267	38,102
Depreciation and amortization expense	29,635	59,770
Income from operations	52,255	103,541
Interest income from restricted assets	890	1,286
Interest expense	(43,294)	(86,509)
Realized gains on investments	2	(2)
Interest and other income	610	819
Income before income taxes and equity in earnings of unconsolidated subsidiary	10,463	19,135
Income tax expense	(4,133)	(7,558)
Income before equity in earnings of unconsolidated subsidiary	6,330	11,577
Equity in earnings of unconsolidated subsidiary	85	176
Net income	$6,415	$11,753

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

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$38,116	$2,326	$—	$40,442	$96,875	$12,579	$—	$109,454
Fuel hedge	$—	$—	$—	$—	$—	$245	$—	$245
Liabilities:
Contingent consideration	$—	$—	$3,476	$3,476	$—	$—	$5,030	$5,030
Interest rate swap	$—	$4,297	$—	$4,297	$—	$2,373	$—	$2,373
Fuel hedge	$—	$977	$—	$977	$—	$—	$—	$—

The contingent consideration balance classified as a level 3 liability has decreased by $1.6 million since December 31, 2011 due to reduced probability of achieving certain contractual provisions.

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

The Company adopted this new guidance effective January 1, 2012 by separating out its uncompensated care provision on the consolidated statement of operations and by providing additional disclosure to footnote 2 under Revenue Recognition for each of the three and six months ended June 30, 2012 and 2011.

3.              Aquisitions

During the second quarter of 2012, the Company made purchase price allocation adjustments related to Medics Ambulance and Acute Management, LLC; both acquisitions which closed during the third quarter of 2011. Based on preliminary independent valuations performed, $8.6 million and $4.0 million were reclassified from goodwill to intangible assets for Medics Ambulance and Acute Management, LLC, respectively.  The Company expects to complete its valuation by the end of the third quarter 2012.

4.              Accrued Liabilities

Accrued liabilities were as follows at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Accrued wages and benefits	$116,554	$110,761
Accrued paid time-off	28,138	26,210
Current portion of self-insurance reserves	49,010	61,865
Accrued restructuring	10,024	4,598
Current portion of compliance and legal	4,059	3,268
Accrued billing and collection fees	4,983	4,940
Accrued incentive compensation	23,363	18,591
Accrued interest	8,315	10,550
Accrued income taxes	11,845	2,036
Transaction related liabilities	39,440	38,782
Other	44,517	41,650
Total accrued liabilities	$340,248	$323,251

5.              Long-Term Debt

Long-term debt and capital leases consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Senior subordinated unsecured notes due 2019	$950,000	$950,000
Senior subordinated unsecured notes purchased by EMSC subsidiary	(15,000)	—
Senior secured term loan due 2018 (5.25% at June 30, 2012)	1,265,626	1,421,101
Notes due at various dates from 2012 to 2022 with interest rates from 6% to 10%	1,082	590
Capital lease obligations due at various dates from 2012 to 2018	522	598
	2,202,230	2,372,289
Less current portion	(14,779)	(14,590)
Total long-term debt	$2,187,451	$2,357,699

During the second quarter of 2012, EMSC’s captive insurance subsidiary purchased and currently holds $15.0 million of the senior subordinated unsecured notes through an open market transaction. The Company also made unscheduled payments totaling $150.0 million on the senior secured term loan during the second quarter of 2012 and wrote off $5.2 million of unamortized debt issuance costs.

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

At June 30, 2012, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.06 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 7.2 million gallons, which represents approximately 29% of the Company’s total estimated usage during the periods hedged, and are spread over periods from July 2012 through December 2014. As of June 30, 2012, the Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the fuel hedge in the amount of $2.2 million, compared to an asset of $0.2 million as of December 31, 2011. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.4 million and $0.8 million for each of the three and six month periods ended June 30, 2012, $0.3 million for the period from May 25, 2011 through June 30, 2011, $0.5 million for the period from April 1, 2011 through May 24, 2011, and $1.0 million for the period from January 1, 2011 through May 24, 2011.  Over the next 12 months, the Company expects to reclassify $1.8 million of deferred loss from accumulated comprehensive income as the related fuel hedge transactions mature.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015.  The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%.  The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $4.3 million as of June 30, 2012, compared to $2.4 million as of December 31, 2011.  As of June 30, 2012, there have not been any additional payments made or received under these hedge agreements.  Over the next 12 months, the Company expects to reclassify $1.7 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature.

7.              Restructuring Charges

The Company recorded a restructuring charge of $2.7 million and $8.7 million during the three and six months ended June 30, 2012, respectively, related to continuing efforts to re-align AMR’s operations. Payments currently under this plan are expected to be complete by June 2013. The accrued restructuring liability as of June 30, 2012 of $10.0 million includes accruals on restructuring plans from prior years in addition to the 2012 plan outlined below.

	2012 Plan
	Lease & Other Contract Termination Costs	Severance	Total
Incurred	$5,000	$979	$5,979
Paid	—	(101)	(101)
March 31, 2012	5,000	878	5,878
Incurred	830	1,914	2,744
Paid	—	(1,028)	(1,028)
June 30, 2012	$5,830	$1,764	$7,594

8.              Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain assets under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

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

9.              Equity Based Compensation

Successor Equity Plans

Management of EMSC was allowed to rollover stock options of the Predecessor into fully vested options of the CDRT Holding Corporation (“Holding”), the Company’s indirect parent company. In addition, EMSC established a stock compensation plan after the Merger whereby certain members of management were awarded stock options in Holding. The stock options are valued using the Black-Scholes valuation model on the date of grant. These options have a $64.00 strike price and vest ratably through December 2015. A compensation charge of $1.1 million and $2.1 million was recorded for the three and six months ended June 30, 2012, respectively.

In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of Restricted Stock Units (“RSUs”). During the three and six months ended June 30, 2012, Holding granted 986 and 1,973 RSUs, respectively, based on a market price of $64.00 per share.

In June 2012, Holding granted 20,310 options to certain key management employees at an exercise price of $64.00. On the grant date 40% of the shares were vested and the remaining shares vest ratably over the next two years provided certain performance criteria are realized.

Predecessor Equity Plans

For a detailed description of the Company’s pre-merger stock compensation plans, refer to Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Total equity-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $13.2 million for the Predecessor period from April 1, 2011 through May 24, 2011 and $15.1 million for the Predecessor period from January 1, 2011 through May 24, 2011. Included in the Predecessor periods is $11.7 million of equity-based compensation expense and $0.7 million of payroll tax expense incurred during the period from April 1, 2011 through May 24, 2011 due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the Merger.

10.       Related Party Transactions

Upon completion of the Merger, the Company and Holding entered into a consulting agreement with CD&R, dated May 25, 2011 (the “Consulting Agreement”), pursuant to which CD&R will provide Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services. Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $5.0 million, plus expenses. CD&R may also charge a transaction fee for certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses. The Company expensed $1.3 million and $2.6 million during the three and six month periods ended June 30, 2012. During the period from May 25, 2011 through June 30, 2011, the Company expensed $0.5 million in respect of this fee.

Pursuant to the Consulting Agreement, CD&R received a transaction fee of $40.0 million and $2.6 million for out-of-pocket and consulting expenses to third-parties CD&R paid prior to the closing of the Merger.  This amount was capitalized as part of the Merger and has been allocated between deferred financing costs, which is included in other long-term assets, and equity on the accompanying balance sheet as of June 30, 2012.

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

11.       Variable Interest Entities

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

The following is a summary of the HCA-EmCare JV assets and liabilities as of June 30, 2012, which are included in the consolidated financial statements. There were no balances in the HCA-EmCare JV as of December 31, 2011.

June 30,
2012
Current assets	$25,603
Current liabilities	11,367

12.       Segment Information

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

Net income (loss) attributable to EMSC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income (expense), loss on early debt extinguishment, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net income attributable to noncontrolling interest (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The Company modified the definition of Adjusted EBITDA following the Merger. The accounting policies for reported segments are the same as for the Company as a whole.

The following tables present the Company’s operating segment results for the three and six months ended June 30, 2012, the period from May 25, 2011 through June 30, 2011, the period from April 1, 2011 through May 24, 2011 and the period from January 1, 2011 through May 24, 2011:

	Successor		Predecessor
	Quarter Ended June 30,	Period from May 25 through June 30,	Period from April 1 through May 24,
	2012	2011	2011
Facility-Based Physician Services
Net revenue	$468,852	$171,714	$245,432
Segment Adjusted EBITDA	63,767	24,434	29,462
Medical Transportation Services
Net revenue	332,246	147,829	215,523
Segment Adjusted EBITDA	32,565	15,605	16,091
Total
Total net revenue	801,098	319,543	460,955
Total Adjusted EBITDA	96,332	40,039	45,553
Reconciliation of Adjusted EBITDA to Net Income (Loss)
Adjusted EBITDA	$96,332	$40,039	$45,553
Depreciation and amortization expense	(30,762)	(11,061)	(10,942)
Restructuring charges	(2,744)	—	—
Equity-based compensation expense	(1,062)	(430)	(13,150)
Related party management fees	(1,250)	(514)	(149)
Interest expense	(41,514)	(17,950)	(3,069)
Realized gain (loss) on investments	63	7	(5)
Interest and other income (expense)	241	(140)	(27,127)
Loss on early debt extinguishment	(5,172)	—	(10,069)
Income tax (expense) benefit	(6,266)	(4,158)	3,410
Equity in earnings of unconsolidated subsidiary	105	33	52
Net income attributable to noncontrolling interest	(130)	—	—
Net income (loss) attributable to EMSC	$7,841	$5,826	$(15,496)

	Successor		Predecessor
	Six months ended June 30,	Period from May 25 through June 30,	Period from January 1 through May 24,
	2012	2011	2011
Facility-Based Physician Services
Net revenue	$917,856	$171,714	$642,059
Segment Adjusted EBITDA	120,481	24,434	77,686
Medical Transportation Services
Net revenue	689,536	147,829	579,731
Segment Adjusted EBITDA	67,415	15,605	52,896
Total
Total net revenue	1,607,392	319,543	1,221,790
Total Adjusted EBITDA	$187,896	$40,039	$130,582
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	187,896	40,039	130,582
Depreciation and amortization expense	(61,252)	(11,061)	(28,467)
Restructuring charges	(8,723)	—	—
Equity-based compensation expense	(2,124)	(430)	(15,112)
Related party management fees	(2,500)	(514)	(399)
Interest expense	(84,966)	(17,950)	(7,886)
Realized gain (loss) on investments	361	7	(9)
Interest and other income (expense)	403	(140)	(28,873)
Loss on early debt extinguishment	(5,172)	—	(10,069)
Income tax expense	(10,504)	(4,158)	(19,242)
Equity in earnings of unconsolidated subsidiary	214	33	143
Net income attributable to EMSC	$13,633	$5,826	$20,668

A reconciliation of Adjusted EBITDA to cash flows provided by (used in) operating activities is as follows:

	Successor		Predecessor
	Quarter Ended June 30,	Period from May 25 through June 30,	Period from April 1 through May 24,
	2012	2011	2011
Adjusted EBITDA	$96,332	$40,039	$45,553
Related party management fees	(1,250)	(514)	(149)
Restructuring charges	(2,744)	—	—
Interest expense (less deferred loan fee amortization)	(37,380)	(16,046)	(2,538)
Change in accounts receivable	(7,482)	7,102	613
Change in other operating assets/liabilities	(28,476)	11,374	(12,535)
Excess tax benefits from equity-based compensation	—	—	(11,258)
Interest and other income (expense)	241	(140)	(27,127)
Income tax (expense) benefit, net of change in deferred taxes	(6,159)	(4,110)	3,410
Other	(2)	16	7
Cash flows provided by (used in) operating activities	$13,080	$37,721	$(4,024)

	Successor		Predecessor
	Six months ended June 30,	Period from May 25 through June 30,	Period from January 1 through May 24,
	2012	2011	2011
Adjusted EBITDA	$187,896	$40,039	$130,582
Related party management fees	(2,500)	(514)	(399)
Restructuring charges	(8,723)	—	—
Interest expense (less deferred loan fee amortization)	(76,595)	(16,046)	(6,556)
Change in accounts receivable	(42,829)	7,102	(10,149)
Change in other operating assets/liabilities	14,868	11,374	14,234
Excess tax benefits from equity-based compensation	—	—	(12,427)
Interest and other income (expense)	403	(140)	(28,873)
Income tax expense, net of change in deferred taxes	(10,297)	(4,110)	(18,897)
Other	908	16	460
Cash flows provided by operating activities	$63,131	$37,721	$67,975

13.                 Guarantors of Debt

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

EMSC’s payment obligations under the senior unsecured notes are jointly and severally guaranteed on a senior unsecured basis by the guarantors. Each of the guarantors is wholly owned, directly or indirectly, by EMSC, and all guarantees are full and unconditional. A guarantor will be released from its obligations under its guarantee under certain customary circumstances, including (i) the sale or disposition of the guarantor, (ii) the release of the guarantor from all of its obligations under all guarantees related to any indebtedness of EMSC, (iii) the merger or consolidation of the guarantor as specified in the indenture governing the senior unsecured notes, (iv) the guarantor becomes an unrestricted subsidiary, (v) the defeasance of EMSC’s obligations under the indenture governing the senior unsecured notes or (vi) the payment in full of the principal amount of the senior unsecured notes.

The condensed consolidating financial statements for EMSC, the guarantors and the non-guarantors are as follows:

Consolidating Statements of Operations

	Successor
	For the three months ended June 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$800,639	$18,650	$(18,191)	$801,098
Compensation and benefits	—	562,685	153	—	562,838
Operating expenses	—	96,803	4	—	96,807
Insurance expense	—	24,716	21,030	(18,191)	27,555
Selling, general and administrative expenses	—	20,150	(14)	—	20,136
Depreciation and amortization expense	—	30,762	—	—	30,762
Restructuring charges	—	2,744	—	—	2,744
Income from operations	—	62,779	(2,523)	—	60,256
Interest income from restricted assets	—	(1,335)	1,593	—	258
Interest expense	—	(41,514)	—	—	(41,514)
Realized (loss) gain on investments	—	(1,171)	1,234	—	63
Interest and other income	—	174	67	—	241
Loss on early debt extinguishment	—	(5,172)	—	—	(5,172)
Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	13,761	371	—	14,132
Income tax expense	—	(6,259)	(7)	—	(6,266)
Income before equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	7,502	364	—	7,866
Equity in earnings of unconsolidated subsidiary	7,841	—	105	(7,841)	105
Net income attributable to noncontrolling interest	—	(130)	—	—	(130)
Net income attributable to EMSC	$7,841	$7,372	$469	$(7,841)	$7,841

	Successor
	For the period May 25 through June 30, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$319,319	$1,562	$(1,338)	$319,543
Compensation and benefits	—	221,699	105	—	221,804
Operating expenses	—	41,856	—	—	41,856
Insurance expense	—	10,011	1,416	(1,338)	10,089
Selling, general and administrative expenses	—	6,820	41	—	6,861
Depreciation and amortization expense	—	11,061	—	—	11,061
Income from operations	—	27,872	—	—	27,872
Interest income from restricted assets	—	98	64	—	162
Interest expense	—	(17,950)	—	—	(17,950)
Realized gain on investments	—	—	7	—	7
Interest and other income (expense)	—	(110)	(30)	—	(140)
Income before income taxes	—	9,910	41	—	9,951
Income tax expense	—	(4,156)	(2)	—	(4,158)
Income before equity in earnings of unconsolidated subsidiaries	—	5,754	39	—	5,793
Equity in earnings of unconsolidated subsidiaries	5,826	—	33	(5,826)	33
Net income	$5,826	$5,754	$72	$(5,826)	$5,826

	Predecessor
	For the period from April 1 through May 24, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$460,574	$2,334	$(1,953)	$460,955
Compensation and benefits	—	337,394	162	—	337,556
Operating expenses	—	59,780	(3)	—	59,777
Insurance expense	—	22,114	529	(1,953)	20,690
Selling, general and administrative expenses	—	11,404	2	—	11,406
Depreciation and amortization expense	—	10,942	—	—	10,942
Income from operations	—	18,940	1,644	—	20,584
Interest income from restricted assets	—	133	595	—	728
Interest expense	—	(3,069)	—	—	(3,069)
Realized loss on investments	—	—	(5)	—	(5)
Interest and other income (expense)	—	(27,086)	(41)	—	(27,127)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)
Income (loss) before income taxes	—	(21,151)	2,193	—	(18,958)
Income tax benefit (expense)	—	3,414	(4)	—	3,410
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	(17,737)	2,189	—	(15,548)
Equity in earnings of unconsolidated subsidiaries	(15,496)	—	52	15,496	52
Net income (loss)	$(15,496)	$(17,737)	$2,241	$15,496	$(15,496)

	Successor
	For the six months ended June 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$1,606,483	$37,942	$(37,033)	$1,607,392
Compensation and benefits	—	1,128,411	292	—	1,128,703
Operating expenses	—	204,382	6	—	204,388
Insurance expense	—	49,248	40,230	(37,033)	52,445
Selling, general and administrative expenses	—	39,121	8	—	39,129
Depreciation and amortization expense	—	61,252	—	—	61,252
Restructuring charges	—	8,723	—	—	8,723
Income from operations	—	115,346	(2,594)	—	112,752
Interest income from restricted assets	—	(1,091)	1,636	—	545
Interest expense	—	(84,966)	—	—	(84,966)
Realized (loss) gain on investments	—	(1,175)	1,536	—	361
Interest and other income (expense)	—	490	(87)	—	403
Loss on early debt extinguishment	—	(5,172)	—	—	(5,172)
Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	23,432	491	—	23,923
Income tax expense	—	(10,494)	(10)	—	(10,504)
Income before equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	12,938	481	—	13,419
Equity in earnings of unconsolidated subsidiary	13,633	—	214	(13,633)	214
Net income attributable to EMSC	$13,633	$12,938	$695	$(13,633)	$13,633

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$1,221,024	$20,709	$(19,943)	$1,221,790
Compensation and benefits	—	874,135	498	—	874,633
Operating expenses	—	156,734	6	—	156,740
Insurance expense	—	48,471	18,701	(19,943)	47,229
Selling, general and administrative expenses	—	28,801	440	—	29,241
Depreciation and amortization expense	—	28,467	—	—	28,467
Income from operations	—	84,416	1,064	—	85,480
Interest income from restricted assets	—	364	760	—	1,124
Interest expense	—	(7,886)	—	—	(7,886)
Realized loss on investments	—	—	(9)	—	(9)
Interest and other income (expense)	—	(28,782)	(91)	—	(28,873)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)
Income before income taxes	—	38,043	1,724	—	39,767
Income tax expense	—	(19,233)	(9)	—	(19,242)
Income before equity in earnings of unconsolidated subsidiaries	—	18,810	1,715	—	20,525
Equity in earnings of unconsolidated subsidiaries	20,668	—	143	(20,668)	143
Net income (loss)	$20,668	$18,810	$1,858	$(20,668)	$20,668

Consolidating Balance Sheet

As of June 30, 2012

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$41,498	$97,700	$(15,000)	$124,198
Insurance collateral	—	23,432	57,350	(71,435)	9,347
Trade and other accounts receivable, net	—	566,851	3,030	(1,203)	568,678
Parts and supplies inventory	—	22,288	17	—	22,305
Prepaids and other current assets	—	36,364	1,108	(4,760)	32,712
Current deferred tax assets	—	23,361	3,875	—	27,236
Current assets	—	713,794	163,080	(92,398)	784,476
Non-current assets:
Property, plant, and equipment, net	—	188,625	—	—	188,625
Intercompany receivable	2,212,536	—	—	(2,212,536)	—
Intangible assets, net	—	543,577	—	—	543,577
Non-current deferred tax assets	—	707	(2,702)	1,995	—
Insurance collateral	—	40,844	2,565	(25,575)	17,834
Goodwill	—	2,264,360	(3,055)	—	2,261,305
Other long-term assets	87,361	9,279	1,415	—	98,055
Investment and advances in subsidiaries	890,047	1,699	—	(891,746)	—
Assets	$3,189,944	$3,762,885	$161,303	$(3,220,260)	$3,893,872
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$58,818	$255	$—	$59,073
Accrued liabilities	46,273	279,607	14,368	—	340,248
Current portion of long-term debt	14,400	379	—	—	14,779
Current liabilities	60,673	338,804	14,623	—	414,100
Long-term debt	2,201,226	1,225	—	(15,000)	2,187,451
Long-term deferred tax liabilities	—	151,308	—	—	151,308
Insurance reserves and other long-term liabilities	—	122,532	184,884	(100,978)	206,438
Intercompany payable	—	2,252,439	(39,903)	(2,212,536)	––
Liabilities	2,261,899	2,866,308	159,604	(2,328,514)	2,959,297
Equity:
Common stock	—	—	30	(30)	—
Additional paid-in capital	905,157	868,309	—	(868,309)	905,157
Retained earnings	26,652	24,380	2,272	(26,652)	26,652
Accumulated other comprehensive loss	(3,764)	(2,642)	(603)	3,245	(3,764)
Total EMSC equity	928,045	890,047	1,699	(891,746)	928,045
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	928,045	896,577	1,699	(891,746)	934,575
Liabilities and Equity	$3,189,944	$3,762,885	$161,303	$(3,220,260)	$3,893,872

Consolidating Balance Sheet

As of December 31, 2011

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$104,657	$29,366	$—	$134,023
Insurance collateral	—	23,236	83,505	(65,906)	40,835
Trade and other accounts receivable, net	—	524,235	1,487	—	525,722
Parts and supplies inventory	—	22,693	—	—	22,693
Prepaids and other current assets	—	26,566	225	(616)	26,175
Current deferred tax assets	—	20,615	3,613	—	24,228
Current assets	—	722,002	118,196	(66,522)	773,676
Non-current assets:
Property, plant, and equipment, net	—	191,946	—	—	191,946
Intercompany receivable	2,926,448	—	—	(2,926,448)	—
Intangible assets, net	—	564,227	—	—	564,227
Non-current deferred tax assets	—	4,111	(6,106)	1,995	—
Insurance collateral	—	7,317	98,446	—	105,763
Goodwill	—	2,265,811	3,329	—	2,269,140
Other long-term assets	102,652	3,880	1,824	—	108,356
Investment and advances in subsidiaries	304,377	1,549	—	(305,926)	—
Assets	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$50,196	$316	$—	$50,512
Accrued liabilities	48,886	256,614	17,751	—	323,251
Current portion of long-term debt	14,400	190	—	—	14,590
Current liabilities	63,286	307,000	18,067	—	388,353
Long-term debt	2,356,701	998	—	—	2,357,699
Long-term deferred tax liability	—	151,308	—	—	151,308
Insurance reserves and other long-term liabilities	—	130,899	135,886	(64,527)	202,258
Intercompany payable	—	2,866,261	60,187	(2,926,448)	—
Liabilities	2,419,987	3,456,466	214,140	(2,990,975)	3,099,618
Equity:
Common stock	—	—	30	(30)	—
Additional paid-in capital	903,173	296,332	—	(296,332)	903,173
Retained earnings	13,019	10,747	2,272	(13,019)	13,019
Accumulated other comprehensive loss	(2,702)	(2,702)	(753)	3,455	(2,702)
Equity	913,490	304,377	1,549	(305,926)	913,490
Liabilities and Equity	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108

Condensed Consolidating Statements of Cash Flows

	Successor
	For the six months ended June 30, 2012
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$150,816	$(87,685)	$63,131
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(25,185)	—	(25,185)
Proceeds from sale of property, plant and equipment	—	1,451	—	1,451
Acquisition of businesses, net of cash received	—	(1,300)	—	(1,300)
Net change in insurance collateral	—	(44,766)	153,140	108,374
Other investing activities	—	(2,296)	—	(2,296)
Net cash (used in) provided by investing activities	—	(72,096)	153,140	81,044
Cash Flows from Financing Activities
Repayments of debt and capital lease obligations	(172,474)	—	—	(172,474)
Debt issue costs	(95)	—	—	(95)
Repayment of equity	(130)	—	—	(130)
Proceeds from noncontrolling interest	—	6,530	—	6,530
Net change in bank overdrafts	—	12,169	—	12,169
Net intercompany borrowings (payments)	172,699	(160,578)	(12,121)	—
Net cash used in financing activities	—	(141,879)	(12,121)	(154,000)
Change in cash and cash equivalents	—	(63,159)	53,334	(9,825)
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023
Cash and cash equivalents, end of period	$—	$41,498	$82,700	$124,198

	Successor
	For the period May 25 through June 30, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$38,487	$(766)	$37,721
Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—	(2,844,221)
Purchase of property, plant and equipment	—	(2,892)	—	(2,892)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(4,668)	—	(4,668)
Net change in insurance collateral	—	2,835	1,707	4,542
Net change in deposits and other assets	—	(262)	—	(262)
Net cash (used in) provided by investing activities	(2,844,221)	(4,932)	1,707	(2,847,446)
Cash Flows from Financing Activities
Borrowings under senior secured credit facility	1,440,000	—	—	1,440,000
Proceeds from issuance of senior subordinated notes	950,000	—	—	950,000
Proceeds from CD&R equity investment	887,051	—	—	887,051
Repayments of debt and capital lease obligations	(418,875)	—	—	(418,875)
Equity issuance costs	(26,196)	—	—	(26,196)
Debt issue costs	(114,021)		—	(114,021)
Net change in bank overdrafts	—	(7,971)	—	(7,971)
Net intercompany borrowings (payments)	126,262	(124,812)	(1,450)	—
Net cash provided by (used in) financing activities	2,844,221	(132,783)	(1,450)	2,709,988
Change in cash and cash equivalents	—	(99,228)	(509)	(99,737)
Cash and cash equivalents, beginning of period	—	256,919	29,628	286,547
Cash and cash equivalents, end of period	$—	$157,691	$29,119	$186,810

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$73,707	$(5,732)	$67,975
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(18,496)	—	(18,496)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(94,870)	—	(94,870)
Net change in insurance collateral	—	14,510	8,526	23,036
Net change in deposits and other assets	—	816	—	816
Net cash (used in) provided by investing activities	—	(97,985)	8,526	(89,459)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	559	—	—	559
Class A common stock repurchased as treasury stock	(2,440)	—	—	(2,440)
Repayments of debt and capital lease obligations	—	(4,116)	—	(4,116)
Excess tax benefits from stock-based compensation	—	12,427	—	12,427
Net change in bank overdrafts	—	14,241	—	14,241
Net intercompany borrowings (payments)	1,881	(1,828)	(53)	—
Net cash provided by (used in) financing activities	—	20,724	(53)	20,671
Change in cash and cash equivalents	—	(3,554)	2,741	(813)
Cash and cash equivalents, beginning of period	—	260,834	26,527	287,361
Cash and cash equivalents, end of period	$—	$257,280	$29,268	$286,548

14.         Subsequent Events

The Company’s management has evaluated events subsequent to June 30, 2012 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures.  Below is a description of events for which disclosure was deemed necessary.

On August 7, 2012, EmCare received a subpoena from the OIG.  The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in EMSC’s most recent Annual Report on Form 10-K. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; our ability to generate cash flow to service our debt obligations; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to successfully restructure our operations to comply with future changes in government regulation; the loss of existing contracts and the accuracy of our assessment of costs under new contracts; the high level of competition in our industry; our ability to maintain or implement complex information systems; our ability to implement our business strategy; our ability to successfully integrate strategic acquisitions; our ability to comply with the terms of our settlement agreements with the government; the risk that the benefits from the Merger, and related transactions may not be fully realized or may take longer to realize than expected; and risks related to other factors discussed in the Quarterly Report.

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

Healthcare Reform

As currently enacted, the Patient Protection and Affordable Care Act, or PPACA, changes how health care services are delivered and reimbursed, and increases access to health insurance benefits for the uninsured and underinsured population in the United States. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed the Department of Health and Human Services to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion.  Modification or repeal of the PPACA has become a campaign theme for many of the Presidential and Congressional candidates seeking election in 2012.  While the current PPACA law would increase the likelihood of more people in the U.S. with access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or result of operations.

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

On May 25, 2011, the Company merged with affiliates of Clayton, Dubilier & Rice, LLC, or CD&R. This transaction is referred to in this Quarterly Report as the “Merger”. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for details related to the Merger.

EMSC applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. The business combination adjustments had a material impact on the Successor periods presented, for the three and six months ended June 30, 2012 and the period from May 25, 2011 through June 30, 2011, due most significantly to the amortization of intangible assets and interest expense and will have a material impact on future earnings. Initial adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third party valuation firm. The Company finalized its business combination accounting during the first quarter of 2012 with adjustments related to goodwill allocations between segments.

Presentation

The accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q are presented for two periods for 2011: Predecessor and Successor results, which primarily relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The discussion in this MD&A is presented on a combined basis of the Predecessor and Successor periods for 2011. The 2011 Predecessor and Successor results are presented but are not discussed separately. Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2012. Items that are not comparable between the two periods presented include depreciation and amortization expense, interest expense, interest and other income (expense) and income tax expense, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below.  See Note 1 to the accompanying consolidated financial statements.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total patient encounters and transports for the three and six months ended June 30, 2012 and 2011. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended June 30,		Six months ended June 30,		Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Medicare	20.5%	21.7%	20.7%	22.0%	25.8%	26.1%	26.0%	26.3%
Medicaid	5.0%	6.3%	5.0%	6.1%	11.0%	12.8%	11.0%	13.1%
Commercial insurance and managed care	53.0%	49.0%	52.2%	48.7%	45.0%	43.1%	45.0%	42.6%
Self-pay	5.0%	5.1%	5.0%	4.9%	18.2%	18.0%	18.0%	18.0%
Subsidies & fees	16.5%	17.9%	17.1%	18.3%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2012, approximately 78% was derived from our hospital contracts for emergency department staffing, 11% from contracts related to anesthesiology services, 4% from our hospitalist/inpatient services, 3% from our radiology/teleradiology services, 1% from our surgery services, and 3% from other hospital management services. Approximately 81% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 19% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

AMR

Approximately 87% of AMR’s net revenue for the six months ended June 30, 2012 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 13.2% and 11.7% of AMR’s operating expenses for the three months ended June 30, 2012 and 2011, respectively, and 12.2% and 11.2% for the six months ended June 30, 2012 and 2011, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

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

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Quarter and Six Months Ended June 30, 2012 Compared to the Quarter and Six Months Ended June 30, 2011

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended June 30, 2012 and 2011 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) attributable to EMSC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income (expense), loss on early debt extinguishment, interest, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net income attributable to noncontrolling interest. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Successor		Combined		Successor		Combined
	Quarter ended June 30,				Six months ended June 30,
	2012	% of net revenue	2011	% of net revenue	2012	% of net revenue	2011	% of net revenue
Net revenue	$801,098	100.0%	$780,498	100.0%	$1,607,392	100.0%	$1,541,333	100.0%
Compensation and benefits	562,838	70.3	559,360	71.7	1,128,703	70.2	1,096,437	71.1
Operating expenses	96,807	12.1	101,633	13.0	204,388	12.7	198,596	12.9
Insurance expense	27,555	3.4	30,779	3.9	52,445	3.3	57,318	3.7
Selling, general and administrative expenses	20,136	2.5	18,267	2.3	39,129	2.4	36,102	2.3
Equity-based compensation expense	(1,062)	(0.1)	(13,580)	(1.7)	(2,124)	(0.1)	(15,542)	(1.0)
Related party management fees	(1,250)	(0.2)	(663)	(0.1)	(2,500)	(0.2)	(913)	(0.1)
Interest income from restricted assets	(258)	(0.0)	(890)	(0.1)	(545)	(0.0)	(1,286)	(0.1)
Adjusted EBITDA	$96,332	12.0%	$85,592	11.0%	$187,896	11.7%	$170,621	11.1%
Equity-based compensation expense	(1,062)	(0.1)	(13,580)	(1.7)	(2,124)	(0.1)	(15,542)	(1.0)
Related party management fees	(1,250)	(0.2)	(663)	(0.1)	(2,500)	(0.2)	(913)	(0.1)
Depreciation and amortization expense	(30,762)	(3.8)	(22,003)	(2.8)	(61,252)	(3.8)	(39,528)	(2.6)
Restructuring charges	(2,744)	(0.3)	—	—	(8,723)	(0.5)	—	—
Interest expense	(41,514)	(5.2)	(21,019)	(2.7)	(84,966)	(5.3)	(25,836)	(1.7)
Realized gain (loss) on investments	63	0.0	2	0.0	361	0.0	(2)	(0.0)
Interest and other income (expense)	241	0.0	(27,267)	(3.5)	403	0.0	(29,013)	(1.9)
Loss on early debt extinguishment	(5,172)	(0.6)	(10,069)	(1.3)	(5,172)	(0.3)	(10,069)	(0.7)
Income tax expense	(6,266)	(0.8)	(748)	(0.1)	(10,504)	(0.7)	(23,400)	(1.5)
Equity in earnings of unconsolidated subsidiary	105	0.0	85	0.0	214	0.0	176	0.0
Net income attributable to noncontrolling interest	(130)	(0.0)	—	—	—	—	—	—
Net income (loss) attributable to EMSC	$7,841	1.0%	$(9,670)	(1.2)%	$13,633	0.8%	$26,494	1.7%

	Successor		Predecessor
	Period from May 25 through June 30,		Period from April 1 through May 24,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue	2011	% of net revenue
Net revenue	$319,543	100.0%	$460,955	100.0%	$1,221,790	100.0%
Compensation and benefits	221,804	69.4	337,556	73.2	874,633	71.6
Operating expenses	41,856	13.1	59,777	13.0	156,740	12.8
Insurance expense	10,089	3.2	20,690	4.5	47,229	3.9
Selling, general and administrative expenses	6,861	2.1	11,406	2.5	29,241	2.4
Equity-based compensation expense	(430)	(0.1)	(13,150)	(2.9)	(15,112)	(1.2)
Related party management fees	(514)	(0.2)	(149)	(0.0)	(399)	(0.0)
Interest income from restricted assets	(162)	(0.1)	(728)	(0.2)	(1,124)	(0.1)
Adjusted EBITDA	$40,039	12.5%	$45,553	9.9%	$130,582	10.7%
Equity-based compensation expense	(430)	(0.1)	(13,150)	(2.9)	(15,112)	(1.2)
Related party management fees	(514)	(0.2)	(149)	(0.0)	(399)	(0.0)
Depreciation and amortization expense	(11,061)	(3.5)	(10,942)	(2.4)	(28,467)	(2.3)
Interest expense	(17,950)	(5.6)	(3,069)	(0.7)	(7,886)	(0.6)
Realized gain (loss) on investments	7	0.0	(5)	(0.0)	(9)	(0.0)
Interest and other expense	(140)	(0.0)	(27,127)	(5.9)	(28,873)	(2.4)
Loss on early debt extinguishment	—	—	(10,069)	(2.2)	(10,069)	(0.8)
Income tax (expense) benefit	(4,158)	(1.3)	3,410	0.7	(19,242)	(1.6)
Equity in earnings of unconsolidated subsidiary	33	0.0	52	0.0	143	0.0
Net income (loss)	$5,826	1.8%	$(15,496)	(3.4)%	$20,668	1.7%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Successor	Combined	Successor	Combined
	For the quarter ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA	$96,332	$85,592	$187,896	$170,621
Related party management fees	(1,250)	(663)	(2,500)	(913)
Restructuring charges	(2,744)	—	(8,723)	—
Interest expense (less deferred loan fee amortization)	(37,380)	(18,585)	(76,595)	(22,602)
Change in accounts receivable	(7,482)	7,715	(42,829)	(3,047)
Change in other operating assets/liabilities	(28,476)	(1,161)	14,868	25,608
Excess tax benefits from stock-based compensation	—	(11,258)	—	(12,427)
Interest and other income (expense)	241	(27,267)	403	(29,013)
Income tax expense, net of change in deferred taxes	(6,159)	(700)	(10,297)	(23,007)
Other	(2)	24	908	476
Cash flows provided by operating activities	$13,080	$33,697	$63,131	$105,696

	Successor	Predecessor
	Period from May 25 through June 30,	Period from April 1 through May 24,	Period from January 1 through May 24,
	2011	2011	2011
Adjusted EBITDA	$40,039	$45,553	$130,582
Related party management fees	(514)	(149)	(399)
Interest expense (less deferred loan fee amortization)	(16,046)	(2,538)	(6,556)
Change in accounts receivable	7,102	613	(10,149)
Change in other operating assets/liabilities	11,374	(12,535)	14,234
Excess tax benefits from stock-based compensation	—	(11,258)	(12,427)
Interest and other income (expense)	(140)	(27,127)	(28,873)
Income tax (expense) benefit, net of change in deferred taxes	(4,110)	3,410	(18,897)
Other	16	7	460
Cash flows provided by (used in) operating activities	$37,721	$(4,024)	$67,975

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Successor		Combined		Successor		Combined
	Quarter ended June 30,				Six months ended June 30,
	2012	% of net revenue	2011	% of net revenue	2012	% of net revenue	2011	% of net revenue
Net revenue	$468,852	100.0%	$417,146	100.0%	$917,856	100.0%	$813,773	100.0%
Compensation and benefits	363,009	77.4	331,792	79.5	716,875	78.1	646,831	79.5
Operating expenses	18,483	3.9	14,405	3.5	35,816	3.9	27,078	3.3
Insurance expense	15,063	3.2	15,335	3.7	28,642	3.1	29,992	3.7
Selling, general and administrative expenses	9,662	2.1	8,612	2.1	18,319	2.0	15,807	1.9
Interest income from restricted assets	(99)	(0.0)	(485)	(0.1)	(227)	(0.0)	(650)	(0.1)
Equity-based compensation expense	(475)	(0.1)	(6,111)	(1.5)	(942)	(0.1)	(6,994)	(0.9)
Related party management fees	(558)	(0.1)	(298)	(0.1)	(1,108)	(0.1)	(411)	(0.1)
Adjusted EBITDA	$63,767	13.6%	$53,896	12.9%	$120,481	13.1%	$102,120	12.5%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	63,767	13.6	53,896	12.9	120,481	13.1	102,120	12.5
Depreciation and amortization expenses	(14,158)	(3.0)	(8,144)	(2.0)	(27,920)	(3.0)	(14,098)	(1.7)
Restructuring charges	(8)	(0.0)	—	—	(8)	(0.0)	—	—
Interest income from restricted assets	(99)	(0.0)	(485)	(0.1)	(227)	(0.0)	(650)	(0.1)
Equity-based compensation expense	(475)	(0.1)	(6,111)	(1.5)	(942)	(0.1)	(6,994)	(0.9)
Related party management fees	(558)	(0.1)	(298)	(0.1)	(1,108)	(0.1)	(411)	(0.1)
Income from operations	$48,469	10.3%	$38,858	9.3%	$90,276	9.8%	$79,967	9.8%

	Successor		Predecessor
	Period from May 25 through June 30,		Period from April 1 through May 24,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue	2011	% of net revenue
Net revenue	$171,714	100.0%	$245,432	100.0%	$642,059	100.0%
Compensation and benefits	133,192	77.6	198,600	80.9	513,639	80.0
Operating expenses	6,040	3.5	8,365	3.4	21,038	3.3
Insurance expense	5,631	3.3	9,704	4.0	24,361	3.8
Selling, general and administrative expenses	2,907	1.7	5,705	2.3	12,900	2.0
Interest income from restricted assets	(66)	(0.0)	(419)	(0.2)	(584)	(0.1)
Equity-based compensation expense	(193)	(0.1)	(5,918)	(2.4)	(6,801)	(1.1)
Related party management fees	(231)	(0.1)	(67)	(0.0)	(180)	(0.0)
Adjusted EBITDA	$24,434	14.2%	$29,462	12.0%	$77,686	12.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	24,434	14.2	29,462	12.0	77,686	12.1
Depreciation and amortization expense	(4,687)	(2.7)	(3,457)	(1.4)	(9,411)	(1.5)
Interest income from restricted assets	(66)	(0.0)	(419)	(0.2)	(584)	(0.1)
Equity-based compensation expense	(193)	(0.1)	(5,918)	(2.4)	(6,801)	(1.1)
Related party management fees	(231)	(0.1)	(67)	(0.0)	(180)	(0.0)
Income from operations	$19,257	11.2%	$19,601	8.0%	$60,710	9.5%

AMR

	Successor		Combined		Successor		Combined
	Quarter ended June 30,				Six months ended June 30,
	2012	% of net revenue	2011	% of net revenue	2012	% of net revenue	2011	% of net revenue
Net revenue	$332,246	100.0%	$363,352	100.0%	$689,536	100.0%	$727,560	100.0%
Compensation and benefits	199,829	60.1	227,568	62.6	411,828	59.7	449,606	61.8
Operating expenses	78,324	23.6	87,228	24.0	168,572	24.4	171,518	23.6
Insurance expense	12,492	3.8	15,444	4.3	23,803	3.5	27,326	3.8
Selling, general and administrative expenses	10,474	3.2	9,655	2.7	20,810	3.0	20,295	2.8
Interest income from restricted assets	(159)	(0.0)	(405)	(0.1)	(318)	(0.0)	(636)	(0.1)
Equity-based compensation expense	(587)	(0.2)	(7,469)	(2.1)	(1,182)	(0.2)	(8,548)	(1.2)
Related party management fees	(692)	(0.2)	(365)	(0.1)	(1,392)	(0.2)	(502)	(0.1)
Adjusted EBITDA	$32,565	9.8%	$31,696	8.7%	$67,415	9.8%	$68,501	9.4%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	32,565	9.8	31,696	8.7%	67,415	9.8	68,501	9.4
Depreciation and amortization expense	(16,604)	(5.0)	(13,859)	(3.8)	(33,332)	(4.8)	(25,430)	(3.5)
Restructuring charges	(2,736)	(0.8)	—	—	(8,715)	(1.3)	—	—
Interest income from restricted assets	(159)	(0.0)	(405)	(0.1)	(318)	(0.0)	(636)	(0.1)
Equity-based compensation expense	(587)	(0.2)	(7,469)	(2.1)	(1,182)	(0.2)	(8,548)	(1.2)
Related party management fees	(692)	(0.2)	(365)	(0.1)	(1,392)	(0.2)	(502)	(0.1)
Income from operations	$11,787	3.5%	$9,598	2.6%	$22,476	3.3%	$33,385	4.6%

	Successor		Predecessor
	Period from May 25 through June 30,		Period from April 1 through May 24,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue	2011	% of net revenue
Net revenue	$147,829	100.0%	$215,523	100.0%	$579,731	100.0%
Compensation and benefits	88,612	59.9	138,956	64.5	360,994	62.3
Operating expenses	35,816	24.2	51,412	23.9	135,702	23.4
Insurance expense	4,458	3.0	10,986	5.1	22,868	3.9
Selling, general and administrative expenses	3,954	2.7	5,701	2.6	16,341	2.8
Interest income from restricted assets	(96)	(0.1)	(309)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(237)	(0.2)	(7,232)	(3.4)	(8,311)	(1.4)
Related party management fees	(283)	(0.2)	(82)	(0.0)	(219)	(0.0)
Adjusted EBITDA	$15,605	10.6%	$16,091	7.5%	$52,896	9.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	15,605	10.6	16,091	7.5	52,896	9.1
Depreciation and amortization expense	(6,374)	(4.3)	(7,485)	(3.5)	(19,056)	(3.3)
Interest income from restricted assets	(96)	(0.1)	(309)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(237)	(0.2)	(7,232)	(3.4)	(8,311)	(1.4)
Related party management fees	(283)	(0.2)	(82)	(0.0)	(219)	(0.0)
Income from operations	$8,615	5.8%	$983	0.5%	$24,770	4.3%

Quarter ended June 30, 2012 compared to the quarter ended June 30, 2011

Consolidated

Our results for the three months ended June 30, 2012 reflect an increase in net revenue of $20.6 million and an increase in net income of $17.5 million compared to the three months ended June 30, 2011. The increase in net income is attributable primarily to an increase in operating income and a decrease in expenses associated with the Merger transaction, offset by increases in interest expense and income tax expense.

Net revenue. For the three months ended June 30, 2012, we generated net revenue of $801.1 million compared to net revenue of $780.5 million for the three months ended June 30, 2011, representing an increase of 2.6%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. Adjusted EBITDA was $96.3 million, or 12.0% of net revenue, for the three months ended June 30, 2012 compared to $85.6 million, or 11.0% of net revenue, for the three months ended June 30, 2011.

Restructuring charges. Restructuring charges of $2.7 million were recorded during the three months ended June 30, 2012, related to continuing efforts to re-align AMR’s operations.

Interest expense. Interest expense for the three months ended June 30, 2012 was $41.5 million compared to $21.0 million for the three months ended June 30, 2011. The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011.

Income tax expense. Income tax expense increased by $5.5 million for the three months ended June 30, 2012 compared to the same period in 2011. Our effective tax rate was 44.3% for the three months ended June 30, 2012, 41.8% for the Successor period from May 25, 2011 through June 30, 2011 and 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011. The increased effective tax rate during the 2011 Predecessor period was a result of certain Merger related costs that are not deductible for tax purposes. The increase in our effective tax rate for the three months ended June 30, 2012 compared to the 2011 Successor period was primarily a result of certain state taxes which have tax rates not based on pre-tax book income.

EmCare

Net revenue. Net revenue for the three months ended June 30, 2012 was $468.9 million, an increase of $51.7 million, or 12.4%, from $417.1 million for the three months ended June 30, 2011. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since March 31, 2011 accounted for a net revenue increase of $30.0 million for the three months ended June 30, 2012, of which $9.3 million came from net new contracts added in 2011, with the remaining increase in net revenue from those added in 2012. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $21.7 million, or 6.2%, for the three months ended June 30, 2012. The change was due to a 3.6% increase in same store weighted patient encounters and a 2.6% increase in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2012 were $363.0 million, or 77.4% of net revenue, compared to $331.8 million, or 79.5% of net revenue, for the same period in 2011. The decrease in compensation and benefits as a percentage of net revenue is driven primarily by increases in patient volumes and lower start-up costs on new contracts.  Provider compensation costs increased $22.1 million from net new contract additions. Same store provider compensation costs were $9.1 million higher than the prior period due to a 3.6% increase in same store weighted patient encounters and a 0.3% increase in provider compensation per weighted patient encounter.

Operating expenses. Operating expenses for the three months ended June 30, 2012 were $18.5 million, or 3.9% of net revenue, compared to $14.4 million, or 3.5% of net revenue, for the three months ended June 30, 2011. Operating expenses increased $4.1 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended June 30, 2012 was $15.1 million, or 3.2% of net revenue, compared to $15.3 million, or 3.7% of net revenue, for the three months ended June 30, 2011. We recorded a decrease of prior year insurance provisions of $0.2 million during the three months ended June 30, 2012 compared to an increase of $1.6 million during the three months ended June 30, 2011.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2012 was $9.7 million, or 2.1% of net revenue, compared to $8.6 million, or 2.1% of net revenue, for the three months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2012 was $14.2 million, or 3.0% of net revenue, compared to $8.1 million, or 2.0% of net revenue, for the three months ended June 30, 2011. The $6.0 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger.

AMR

Net revenue. Net revenue for the three months ended June 30, 2012 was $332.2 million, a decrease of $31.1 million, or 8.6%, from $363.4 million for the same period in 2011. The decrease in net revenue was due primarily to a decrease of 4.6%, or $16.8 million, in weighted transport volume and a decrease in net revenue per weighted transport of 4.0%, or $14.3 million. The decrease in net revenue per weighted transport of 4.0% was due to a 1.2% decrease in our managed transportation business from the exit of certain contracts and a 2.8% decrease in rates due primarily to the net impact of markets entered and exited combined with acquisitions. Weighted transports decreased 34,300 from the same quarter last year. The change was due to an increase of 19,600 weighted transports from acquisitions and an increase of 8,300 weighted transports from our entry into new markets, offset by a decrease in weighted transport volume in existing markets of 3.0%, or 20,600 weighted transports, and a decrease of 41,600 weighted transports from exited markets.

Compensation and benefits. Compensation and benefit costs for the three months ended June 30, 2012 were $199.8 million, or 60.1% of net revenue, compared to $227.6 million, or 62.6% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour decreased by approximately 2.9%, or $3.5 million, and ambulance unit hours decreased period over period by 5.2%, or $6.5 million, attributable primarily to markets exited combined with the reduction in volume in existing markets. Non-crew compensation decreased period over period by $12.4 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $5.0 million during the three months ended June 30, 2012 compared to the same period in 2011 due primarily to the impact from markets exited combined with decreased costs associated with our health insurance plans.

Operating expenses. Operating expenses for the three months ended June 30, 2012 were $78.3 million, or 23.6% of net revenue, compared to $87.2 million, or 24.0% of net revenue, for the three months ended June 30, 2011. The change is due primarily to decreased costs of $4.4 million associated with the net impact from markets entered and exited combined with recent acquisitions, and a decrease of $5.3 million in operating costs associated with certain contract exits in our managed transportation business.

Insurance expense. Insurance expense for the three months ended June 30, 2012 was $12.5 million, or 3.8% of net revenue, compared to $15.4 million, or 4.3% of net revenue, for the same period in 2011. We recorded an increase of prior year insurance provisions of $1.8 million during the three months ended June 30, 2012 compared to an increase of $4.1 million during the three months ended June 30, 2011.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2012 was $10.5 million, or 3.2% of net revenue, compared to $9.7 million, or 2.7% of net revenue, for the three months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2012 was $16.6 million, or 5.0% of net revenue, compared to $13.9 million, or 3.8% of net revenue, for the same period in 2011. The increase was due primarily to additional depreciation expense associated with adjustments to tangible and intangible assets recorded as a result of the Merger.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Consolidated

Our results for the six months ended June 30, 2012 reflect an increase in net revenue of $66.1 million and a decrease in net income of $12.9 million compared to the six months ended June 30, 2011. The decrease in net income is attributable primarily to increases in interest expense and depreciation and amortization expense, partially offset by a decrease in income tax expense associated with the Merger transaction.

Net revenue. For the six months ended June 30, 2012, we generated net revenue of $1,607.4 million compared to net revenue of $1,541.3 million for the six months ended June 30, 2011, representing an increase of 4.3%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. Adjusted EBITDA was $187.9 million, or 11.7% of net revenue, for the six months ended June 30, 2012 compared to $170.6 million, or 11.1% of net revenue, for the six months ended June 30, 2011.

Restructuring charges. Restructuring charges of $8.7 million were recorded during the six months ended June 30, 2012, related to continuing efforts to re-align AMR’s operations.

Interest expense. Interest expense for the six months ended June 30, 2012 was $85.0 million compared to $25.8 million for the six months ended June 30, 2011. The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011.

Income tax expense. Income tax expense decreased by $12.9 million for the six months ended June 30, 2012 compared to the same period in 2011. Our effective tax rate was 43.9% for the six months ended June 30, 2012, 41.8% for the Successor period from May 25, 2011 through June 30, 2011 and 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011. The increased effective tax rate during the 2011 Predecessor period was a result of certain Merger related costs that are not deductible for tax purposes. The increase in our effective tax rate for the six months ended June 30, 2012 compared to the 2011 Successor period was primarily a result of certain state taxes which have tax rates not based on pre-tax book income.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2012 was $917.9 million, an increase of $104.1 million, or 12.8%, from $813.8 million for the six months ended June 30, 2011. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2010 accounted for a net revenue increase of $56.2 million for the six months ended June 30, 2012, of which $28.7 million came from net new contracts added in 2011, with the remaining increase in net revenue from those added in 2012. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $47.9 million, or 7.1%, for the six months ended June 30, 2012. The change was due to a 3.4% increase in same store weighted patient encounters and a 3.7% increase in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2012 were $716.9 million, or 78.1% of net revenue, compared to $646.8 million, or 79.5% of net revenue, for the same period in 2011. The decrease in compensation and benefits as a percentage of net revenue is driven primarily by increases in patient volumes and lower start-up costs on new contracts.  Provider compensation costs increased $39.3 million from net new contract additions. Same store provider compensation costs were $23.8 million higher than the prior period due to a 3.4% increase in same store weighted patient encounters and a 1.9% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs increased by $7.0 million during the six months ended June 30, 2012 compared to the same period in 2011. The increase is due primarily to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the six months ended June 30, 2012 were $35.8 million, or 3.9% of net revenue, compared to $27.1 million, or 3.3% of net revenue, for the six months ended June 30, 2011. Operating expenses increased $8.7 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the six months ended June 30, 2012 was $28.6 million, or 3.1% of net revenue, compared to $30.0 million, or 3.7% of net revenue, for the six months ended June 30, 2011. We recorded a decrease of prior year insurance provisions of $0.5 million during the six months ended June 30, 2012 compared to an increase of $3.3 million during the six months ended June 30, 2011.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2012 was $18.3 million, or 2.0% of net revenue, compared to $15.8 million, or 1.9% of net revenue, for the six months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2012 was $27.9 million, or 3.0% of net revenue, compared to $14.1 million, or 1.7% of net revenue, for the six months ended June 30, 2011. The

$13.8 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger.

AMR

Net revenue. Net revenue for the six months ended June 30, 2012 was $689.5 million, a decrease of $38.0 million, or 5.2%, from $727.6 million for the same period in 2011. The decrease in net revenue was due primarily to a decrease of 3.3%, or $23.8 million, in weighted transport volume and a decrease in net revenue per weighted transport of 1.9%, or $14.2 million. The decrease in net revenue per weighted transport of 1.9% was due primarily to the impact of markets entered and exited combined with acquisitions. Weighted transports decreased 48,700 from the same period last year. The change was due to an increase of 44,700 weighted transports from acquisitions and an increase of 16,100 weighted transports from our entry into new markets, offset by a decrease in weighted transport volume in existing markets of 1.9%, or 26,200 weighted transports, and a decrease of 83,300 weighted transports from exited markets.

Compensation and benefits. Compensation and benefit costs for the six months ended June 30, 2012 were $411.8 million, or 59.7% of net revenue, compared to $449.6 million, or 61.8% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour decreased by approximately 3.0%, or $7.2 million, and ambulance unit hours decreased period over period by 3.6%, or $9.0 million, attributable primarily to markets exited combined with the reduction in volume in existing markets. Non-crew compensation decreased period over period by $14.0 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $6.9 million during the six months ended June 30, 2012 compared to the same period in 2011 due primarily to the impact from markets exited combined with decreased costs associated with our health insurance plans.

Operating expenses. Operating expenses for the six months ended June 30, 2012 were $168.6 million, or 24.4% of net revenue, compared to $171.5 million, or 23.6% of net revenue, for the six months ended June 30, 2011. The change is due primarily to decreased costs of $2.4 million associated with the net impact from markets entered and exited combined with recent acquisitions, a decrease of $6.1 million in operating costs associated with certain contract exits in our managed transportation business, offset by increased fuel costs of $1.6 million, increased legal fees and settlements of $1.9 million, and an increase in other operating expenses of $1.8 million.

Insurance expense. Insurance expense for the six months ended June 30, 2012 was $23.8 million, or 3.5% of net revenue, compared to $27.3 million, or 3.8% of net revenue, for the same period in 2011. We recorded an increase of prior year insurance provisions of $1.7 million during the six months ended June 30, 2012 compared to an increase of $4.8 million during the six months ended June 30, 2011.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2012 was $20.8 million, or 3.0% of net revenue, compared to $20.3 million, or 2.8% of net revenue, for the six months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2012 was $33.3 million, or 4.8% of net revenue, compared to $25.4 million, or 3.5% of net revenue, for the same period in 2011. The increase was due primarily to additional depreciation expense associated with adjustments to tangible and intangible assets recorded as a result of the Merger.

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

We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months. Our asset-based revolving credit facility, or the ABL Facility, provides for up to $350 million of senior secured first priority borrowings, subject to a borrowing base of $388.8 million as of June 30, 2012. The ABL Facility is available to fund working capital and for general corporate purposes. As of June 30, 2012, we had available borrowing capacity of $220.8 million and $129.2 million of letters of credit issued under the ABL Facility.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position.  These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt.  The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.  Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions.  In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt.

During the second quarter of 2012, EMSC’s captive insurance subsidiary purchased and currently holds $15.0 million of the senior subordinated unsecured notes through an open market transaction.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Successor	Combined
	Six Months ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$63,131	$105,696
Investing activities	81,044	(2,936,905)
Financing activities	(154,000)	2,730,659

Operating activities. Net cash provided by operating activities was $63.1 million for the six months ended June 30, 2012 compared to $105.7 million for the same period in 2011. The decrease in operating cash flows was affected primarily by an increase in trade and other accounts receivable. Accounts receivable increased $42.8 million and $3.0 million during the six months ended June 30, 2012 and 2011, respectively. Days sales outstanding, or DSO, increased 3 days during the six months ended June 30, 2012. EmCare’s DSO increased 4 days primarily as a result of new contract starts.

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

	Q2 2012	Q1 2012	Q4 2011	Q3 2011	Q2 2011	Q1 2011
EmCare	61	59	57	54	52	54
AMR	69	69	68	68	68	66
EMSC	65	63	62	60	59	60

Investing activities. Net cash provided by investing activities was $81.0 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $2,936.9 million for the same period in 2011. The change is due primarily to the purchase of EMSC by CD&R for $2.8 billion in May 2011. Also contributing to the change is reduced acquisition activity during the six months ended June 30, 2012 compared to the same period in 2011 as well as a return of insurance collateral. Acquisitions of businesses totaled $1.3 million during the six months ended June 30, 2012, which primarily related to a prior year acquisition, compared to $99.5 million during the same period in 2011.

Financing activities. Net cash used in financing activities was $154.0 million for the six months ended June 30, 2012 compared to cash provided by financing activities of $2,730.7 million for the same period in 2011. We entered into new credit facilities in connection with CD&R’s acquisition of EMSC which resulted in new borrowings of $2,390.0 million during the six months ended June 30, 2011. During the six months ended June 30, 2011, we also received $887.1 million in proceeds from the Merger. These sources of cash from financing activities were partially offset by $114.0 million in debt issuance costs, $26.2 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger. The cash used in financing activities during the six months ended June 30, 2012 is due primarily to $172.5 million in debt repayments, of which $150.0 million relate to voluntary prepayment of debt in the quarter. At June 30, 2012, there were no amounts outstanding under the ABL facility, however we have issued $129.2 million of letters of credit under the ABL facility.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of June 30, 2012, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.06 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 7.2 million gallons and are spread over periods from July 2012 through December 2014.

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

As of June 30, 2012, we had $2,201.7 million of debt, excluding capital leases, of which $1,265.6 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.5%, above our LIBOR floor of 1.5%, will impact our interest costs by $6.3 million annually.

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

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 8, to the accompanying consolidated financial statements included herein, and Note 14 to our Annual Report on Form 10-K filed with the SEC on March 16, 2012.

On August 7, 2012, EmCare received a subpoena from the Office of the Inspector General of the Department of Health and Human Services. The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. We intend to cooperate with the government during its investigation and, as such, are in the process of gathering responsive documents, formulating a written response to the subpoena and are seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factor  below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011.

The recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue.

Almost all of our revenue is either from the healthcare industry or could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed into law the PPACA, commonly referred to as “the healthcare reform legislation,” which made major changes in how health care is delivered and reimbursed, and increases access to health insurance benefits for the uninsured and underinsured population in the United States. The PPACA, among other things, increases the number of individuals with Medicaid coverage, implements reimbursement policies that tie payment to quality, facilitates the creation of “accountable care organizations” that may use capitation and other alternative payment methodologies, increases enforcement of fraud and abuse laws, and encourages the use of information technology. Many of these changes will not go into effect until 2014 and many require implementing regulations which have not yet been drafted or have been released only as proposed rules.

Following challenges to the constitutionality of certain provisions of PPACA by a number of states, on June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed the Department of Health and Human Services to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion.  Modification or repeal of the PPACA has become a campaign theme for many of the Presidential and Congressional candidates seeking election in 2012.  While the current PPACA law would increase the likelihood of more people in the U.S. with access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or result of operations.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

August 10, 2012	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report