Form 10-Q
period 2012-09-30
Emergency Medical Services CORP
filed 2012-11-09
CIK 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant is a privately held corporation, and its common stock is not publicly traded.  Shares of common stock outstanding at November 8, 2012 — 1,000.  All of our outstanding stock was held at such date by CDRT Acquisition Corporation, our sole stockholder.

INDEX

Part I. Financial Information		3

Item 1.	Financial Statements (unaudited):	3

	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012, for the three months ended September 30, 2011 and for the period from May 25, 2011 through September 30, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor	3

	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	5

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012, for the three months ended September 30, 2011 and for the period from May 25, 2011 through September 30, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 for the Predecessor	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Part II. Other Information		44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 6.	Exhibits	45

Signatures		46

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited; in thousands)

	Quarter ended September 30,
	2012	2011
Revenue, net of contractual discounts	$1,529,140	$1,343,777
Provision for uncompensated care	(708,329)	(555,690)
Net revenue	820,811	788,087
Compensation and benefits	577,502	542,655
Operating expenses	100,617	108,112
Insurance expense	22,907	30,442
Selling, general and administrative expenses	18,541	18,493
Depreciation and amortization expense	30,592	29,966
Restructuring charges	2,028	3,374
Income from operations	68,624	55,045
Interest income from restricted assets	(116)	957
Interest expense	(41,322)	(43,745)
Realized gain on investments	5	30
Interest and other income (expense)	937	(2,480)
Loss on early debt extinguishment	(1,561)	—
Income before income taxes and equity in earnings of unconsolidated subsidiary	26,567	9,807
Income tax expense	(11,448)	(4,079)
Income before equity in earnings of unconsolidated subsidiary	15,119	5,728
Equity in earnings of unconsolidated subsidiary	90	82
Net income	15,209	5,810
Other comprehensive income (loss), net of tax:
Unrealized holding gains during the period	471	549
Unrealized gains (losses) on derivative financial instruments	1,031	(1,075)
Comprehensive income	$16,711	$5,284

The accompanying notes are an integral part of these financial statements.

	Successor		Predecessor
	Nine months ended September 30,	Period from May 25 through September 30,	Period from January 1 through May 24,
	2012	2011	2011
Revenue, net of contractual discounts	$4,381,061	$1,881,467	$2,053,311
Provision for uncompensated care	(1,952,858)	(773,837)	(831,521)
Net revenue	2,428,203	1,107,630	1,221,790
Compensation and benefits	1,706,205	764,459	874,633
Operating expenses	305,005	149,968	156,740
Insurance expense	75,352	40,531	47,229
Selling, general and administrative expenses	57,670	25,354	29,241
Depreciation and amortization expense	91,844	41,027	28,467
Restructuring charges	10,751	3,374	—
Income from operations	181,376	82,917	85,480
Interest income from restricted assets	429	1,119	1,124
Interest expense	(126,288)	(61,695)	(7,886)
Realized gain (loss) on investments	366	37	(9)
Interest and other income (expense)	1,340	(2,620)	(28,873)
Loss on early debt extinguishment	(6,733)	—	(10,069)
Income before income taxes and equity in earnings of unconsolidated subsidiary	50,490	19,758	39,767
Income tax expense	(21,952)	(8,237)	(19,242)
Income before equity in earnings of unconsolidated subsidiary	28,538	11,521	20,525
Equity in earnings of unconsolidated subsidiary	304	115	143
Net income	28,842	11,636	20,668
Other comprehensive income (loss), net of tax:
Unrealized holding gains during the period	674	409	1,501
Unrealized (losses) gains on derivative financial instruments	(234)	(1,328)	25
Comprehensive income	$29,282	$10,717	$22,194

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,428	$134,023
Insurance collateral	26,631	40,835
Trade and other accounts receivable, net	595,824	525,722
Parts and supplies inventory	22,342	22,693
Prepaids and other current assets	32,908	26,175
Current deferred tax assets	—	24,228
Total current assets	806,133	773,676
Non-current assets:
Property, plant and equipment, net	188,860	191,946
Intangible assets, net	525,685	564,227
Insurance collateral	20,810	105,763
Goodwill	2,287,391	2,269,140
Other long-term assets	90,245	108,356
Total assets	$3,919,124	$4,013,108
Liabilities and Equity
Current liabilities:
Accounts payable	$53,321	$50,512
Accrued liabilities	384,279	323,251
Current deferred tax liabilities	16,531	—
Current portion of long-term debt	14,832	14,590
Total current liabilities	468,963	388,353
Long-term debt	2,134,853	2,357,699
Long-term deferred tax liabilities	154,853	151,308
Insurance reserves and other long-term liabilities	208,505	202,258
Total liabilities	2,967,174	3,099,618
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding in 2012 and 2011)	—	—
Additional paid-in capital	905,821	903,173
Retained earnings	41,861	13,019
Accumulated other comprehensive loss	(2,262)	(2,702)
Total Emergency Medical Services Corporation equity	945,420	913,490
Noncontrolling interest	6,530	—
Total equity	951,950	913,490
Total liabilities and equity	$3,919,124	$4,013,108

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Quarter ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$15,209	$5,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,584	34,002
(Gain) loss on disposal of property, plant and equipment	(208)	34
Equity-based compensation expense	1,062	910
Loss on early debt extinguishment	1,561	—
Equity in earnings of unconsolidated subsidiary	(90)	(82)
Deferred income taxes	42,939	60
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(25,547)	(5,228)
Parts and supplies inventory	(37)	(88)
Prepaids and other current assets	(164)	(8,352)
Accounts payable and accrued liabilities	33,933	24,602
Insurance accruals	2,874	1,851
Net cash provided by operating activities	106,116	53,519
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(19,126)	(15,818)
Proceeds from sale of property, plant and equipment	5,641	111
Acquisition of businesses, net of cash received	(19,259)	(75,582)
Net change in insurance collateral	(17,773)	1,778
Other investing activities	2,885	1,846
Net cash used in investing activities	(47,632)	(87,665)
Cash Flows from Financing Activities
Repayments of debt and capital lease obligations	(53,142)	(4,152)
Equity issuance costs	—	(5,682)
Debt issue costs	—	(2,833)
Repayment of equity	(398)	—
Net change in bank overdrafts	(714)	(6,270)
Net cash used in financing activities	(54,254)	(18,937)
Change in cash and cash equivalents	4,230	(53,083)
Cash and cash equivalents, beginning of period	124,198	186,811
Cash and cash equivalents, end of period	$128,428	$133,728

The accompanying notes are an integral part of these financial statements.

	Successor		Predecessor
	Nine months ended September 30,	Period from May 25 through September 30,	Period from January 1 through May 24,
	2012	2011	2011
Cash Flows from Operating Activities
Net income	$28,842	$11,636	$20,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,207	46,964	29,800
(Gain) loss on disposal of property, plant and equipment	(272)	46	39
Equity-based compensation expense	3,186	1,340	15,112
Excess tax benefits from equity-based compensation	—	—	(12,427)
Loss on early debt extinguishment	6,733	—	10,069
Equity in earnings of unconsolidated subsidiary	(304)	(115)	(143)
Dividends received	611	—	427
Deferred income taxes	43,146	108	345
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(68,376)	1,874	(10,149)
Parts and supplies inventory	351	(70)	(116)
Prepaids and other current assets	(6,701)	(5,841)	(8,569)
Accounts payable and accrued liabilities	60,139	26,310	25,337
Insurance accruals	(2,315)	8,988	(2,418)
Net cash provided by operating activities	169,247	91,240	67,975
Cash Flows from Investing Activities
Merger, net of cash received	—	(2,844,221)	—
Purchases of property, plant and equipment	(44,311)	(18,710)	(18,496)
Proceeds from sale of property, plant and equipment	7,092	166	55
Acquisition of businesses, net of cash received	(20,559)	(80,250)	(94,870)
Net change in insurance collateral	90,601	6,320	23,036
Other investing activities	589	1,584	816
Net cash provided by (used in) investing activities	33,412	(2,935,111)	(89,459)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	—	—	559
Borrowings under senior secured credit facility	—	1,440,000	—
Proceeds from issuance of senior subordinated notes	—	950,000	—
Proceeds from CD&R equity investment	—	887,051	—
Repayments of debt and capital lease obligations	(225,616)	(423,027)	(4,116)
Equity issuance costs	—	(31,878)	—
Debt issue costs	(95)	(116,854)	—
Repayment of equity	(528)	—	—
Excess tax benefits from equity-based compensation	—	—	12,427
Class A common stock repurchased as treasury stock	—	—	(2,440)
Proceeds from noncontrolling interest	6,530	—	—
Net change in bank overdrafts	11,455	(14,241)	14,241
Net cash (used in) provided by financing activities	(208,254)	2,691,051	20,671
Change in cash and cash equivalents	(5,595)	(152,820)	(813)
Cash and cash equivalents, beginning of period	134,023	286,548	287,361
Cash and cash equivalents, end of period	$128,428	$133,728	$286,548

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

On May 25, 2011, EMSC was acquired through a merger transaction (“Merger”) by investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”).  As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation and the Company’s stock ceased to be traded on the New York Stock Exchange. Details of the Merger are more fully discussed in Note 2. The accompanying consolidated statements of operations and cash flows are presented for two periods: Successor (the three and nine month periods ended September 30, 2012, the three month period ended September 30, 2011 and the period from May 25, 2011 through September 30, 2011) and Predecessor (the period from January 1, 2011 through May 24, 2011), which relate to the periods succeeding the Merger and the period preceding the Merger, respectively.  The Company applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011.  The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

•                  The three and nine month periods ended September 30, 2012 and the three month period ended September 30, 2011 are presented on a Successor basis, reflecting the Merger of the Company and the affiliate of CD&R.

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

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.  During the nine months ended September 30, 2012, the Company replaced approximately $100 million of insurance collateral investments with letters of credit.  Insurance collateral also includes a receivable from insurers of $10.8 million as of December 31, 2011 for liabilities in excess of our self-insured retention. This receivable was reversed in the first quarter of 2012 upon settlement of the related liability. A similar receivable of $1.4 million is included in insurance collateral as of September 30, 2012.

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

The Company’s most recent actuarial valuation was completed in September 2012. As a result of this and previous actuarial valuations, the Company recorded a decrease in its provisions for insurance liabilities of $0.9 million and an increase of $0.3 million during the three and nine month periods ended September 30, 2012, respectively, compared to increases of $5.1 million and $13.3 million for three and nine month periods ended September 30, 2011, respectively, related to reserves for losses in prior years.

The long-term portion of insurance reserves was $185.8 million and $186.0 million as of September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012	December 31, 2011
Gross trade accounts receivable	$2,999,174	$2,435,233
Allowance for contractual discounts	1,481,883	1,254,452
Allowance for uncompensated care	922,804	655,419
Net trade accounts receivable	594,487	525,362
Other receivables, net	1,337	360
Net accounts receivable	$595,824	$525,722

Other receivables primarily represent EmCare hospital subsidies and fees, and AMR fees for stand-by and special events and subsidies from community organizations.

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix.  These allowances are reviewed and adjusted monthly through revenue provisions. In addition, a look-back analysis is performed, typically after 15 months, to compare actual cash collected on a date of service basis to the revenue recorded for that period. Any adjustment necessary for an overage or deficit in these allowances based on actual collections is recorded through a revenue adjustment in the current period.

AMR contractual allowances are determined primarily by payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience. The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates. The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients. AMR’s allowances on self-pay accounts receivable are estimated based on claim level, historical write-off experience.

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

Revenue Recognition

Fee-for-service revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care.  Fee-for-service revenue represents billings for services provided to patients, for which the Company receives payment from the patient or their third-party payor.  Provisions for contractual discounts are related to differences between gross charges and specific payor, including governmental, reimbursement schedules.  Subsidy and fee revenue primarily represent hospital subsidies and fees at EmCare and fees for stand-by, special event and community subsidies at AMR.  Provisions for estimated uncompensated care, or bad debts, are related principally to the number of self-pay patients treated in the period and are based primarily on historical collection experience to reduce revenues net of contractual discounts to the estimated amounts the Company expects to collect.

Net revenue for the three and nine month periods ended September 30, 2012 and 2011 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fee-for-service revenue, net of contractuals:
Medicare	$195,111	$180,731	$577,311	$572,305
Medicaid	47,723	49,307	141,050	160,629
Commercial insurance and managed care	541,542	482,004	1,559,170	1,387,843
Self-pay	611,508	481,295	1,703,304	1,391,224
Sub-total	1,395,884	1,193,337	3,980,835	3,512,001
Subsidies and fees	133,256	150,440	400,226	422,777
Revenue, net of contractuals	1,529,140	1,343,777	4,381,061	3,934,778
Provision for uncompensated care	(708,329)	(555,690)	(1,952,858)	(1,605,358)
Net revenue	$820,811	$788,087	$2,428,203	$2,329,420

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments were less than 1% of net revenue for the Successor and Predecessor periods presented.

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

Unaudited Pro Forma Combined Consolidated Statements of Operation

Nine months ended September 30,
2011
Revenue, net of contractual discounts	$3,934,778
Provision for uncompensated care	(1,605,358)
Net revenue	2,329,420
Compensation and benefits	1,626,661
Operating expenses	306,708
Insurance expense	87,760
Selling, general and administrative expenses	55,619
Depreciation and amortization expense	85,306
Restructuring charges	3,374
Income from operations	163,992
Interest income from restricted assets	2,243
Interest expense	(128,467)
Realized gains on investments	28
Interest and other income	857
Income before income taxes and equity in earnings of unconsolidated subsidiary	38,653
Income tax expense	(15,268)
Income before equity in earnings of unconsolidated subsidiary	23,385
Equity in earnings of unconsolidated subsidiary	258
Net income	$23,643

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

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$22,941	$2,351	$—	$25,292	$96,875	$12,579	$—	$109,454
Fuel hedge	$—	$922	$—	$922	$—	$245	$—	$245
Liabilities:
Contingent consideration	$—	$—	$5,301	$5,301	$—	$—	$5,030	$5,030
Interest rate swap	$—	$4,919	$—	$4,919	$—	$2,373	$—	$2,373

The contingent consideration balance classified as a level 3 liability has increased by $3.8 million since December 31, 2011 due to new acquisitions offset by $1.0 million in payments and $2.5 million in adjustments to the estimated fair value of contingent consideration.

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

The Company adopted this new guidance effective January 1, 2012 by separating out its uncompensated care provision on the consolidated statement of operations and by providing additional disclosure to footnote 2 under Revenue Recognition for each of the three and nine months ended September 30, 2012 and 2011.

3.              Acquisitions

During the nine months ended September 30, 2012, the Company made purchase price allocation adjustments related to Medics Ambulance and Acute Management, LLC; both acquisitions closed during the third quarter of 2011. Based on independent valuations performed, $5.2 million and $2.7 million were reclassified from goodwill to intangible assets for Medics Ambulance and Acute Management, LLC, respectively.

On August 31, 2012, the Company acquired the assets of Sage Physician Partners, Inc. d/b/a American Physician Housecalls (“APH”).  APH provides primary physician healthcare services to patients at their place of residence.  On September 28, 2012, the Company acquired the management services company of NightRays, P.A., which provides teleradiology and radiology services to hospitals, healthcare facilities and physician practices.  The total consideration of these acquisitions was $19.8 million paid in cash.  The Company has recorded $21.2 million of goodwill and no other gross intangible assets as of September 30, 2012, which amounts are subject to adjustment based upon completion of purchase price allocations.

4.              Accrued Liabilities

Accrued liabilities were as follows at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Accrued wages and benefits	$126,521	$110,761
Accrued paid time-off	27,663	26,210
Current portion of self-insurance reserves	49,788	61,865
Accrued restructuring	10,431	4,598
Current portion of compliance and legal	4,505	3,268
Accrued billing and collection fees	4,797	4,940
Accrued incentive compensation	24,028	18,591
Accrued interest	27,688	10,550
Accrued income taxes	19,271	2,036
Transaction related liabilities	39,416	38,782
Other	50,171	41,650
Total accrued liabilities	$384,279	$323,251

5.              Long-Term Debt

Long-term debt and capital leases consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Senior unsecured notes due 2019	$950,000	$950,000
Senior unsecured notes purchased by EMSC subsidiary	(15,000)	—
Senior secured term loan due 2018 (5.25% at September 30, 2012)	1,213,056	1,421,101
Notes due at various dates from 2012 to 2022 with interest rates from 6% to 10%	1,146	590
Capital lease obligations due at various dates from 2012 to 2018	483	598
	2,149,685	2,372,289
Less current portion	(14,832)	(14,590)
Total long-term debt	$2,134,853	$2,357,699

During the second quarter of 2012, EMSC’s captive insurance subsidiary purchased and currently holds $15.0 million of the senior unsecured notes through an open market transaction. The Company also made unscheduled payments totaling $50.0 million and $200.0 million on the senior secured term and wrote off $1.6 million and $6.7 million of unamortized debt issuance costs during the three and nine months ended September 30, 2012 respectively.

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

At September 30, 2012, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.06 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 6.9 million gallons, which represents approximately 31% of the Company’s total estimated usage during the periods hedged, and are spread over periods from October 2012 through December 2014. As of September 30,

2012, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.9 million, compared to an asset of $0.2 million as of December 31, 2011. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of zero and $0.8 million for each of the three and nine month periods ended September 30, 2012, $0.6 million for the three months ended September 30, 2011, $0.9 million for the period from May 25, 2011 through September 30, 2011, and $1.0 million for the period from January 1, 2011 through May 24, 2011.  Over the next 12 months, the Company expects to reclassify $0.5 million of deferred gain from accumulated comprehensive income as the related fuel hedge transactions mature.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015.  The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%.  The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $4.9 million as of September 30, 2012, compared to $2.4 million as of December 31, 2011.  As of September 30, 2012, there have not been any payments made or received under these hedge agreements.  Over the next 12 months, the Company expects to reclassify $2.0 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature.

7.              Restructuring Charges

The Company recorded a restructuring charge of $2.0 million and $10.8 million during the three and nine months ended September 30, 2012, respectively, related to continuing efforts to re-align AMR’s operations. Payments currently under this plan are expected to be complete by September 2013. The accrued restructuring liability as of September 30, 2012 of $10.4 million includes accruals on restructuring plans from prior years in addition to the 2012 plan outlined below.

	2012 Plan
	Lease & Other Contract Termination Costs	Severance	Total
Incurred	$5,000	$979	$5,979
Paid	—	(101)	(101)
March 31, 2012	5,000	878	5,878
Incurred	830	1,914	2,744
Paid	—	(1,028)	(1,028)
June 30, 2012	5,830	1,764	7,594
Incurred	346	1,682	2,028
Paid	(108)	(1,421)	(1,529)
September 30, 2012	$6,068	$2,025	$8,093

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

9.              Equity Based Compensation

Successor Equity Plans

Management of EMSC was allowed to rollover stock options of the Predecessor into fully vested options of the CDRT Holding Corporation (“Holding”), the Company’s indirect parent company. In addition, EMSC established a stock compensation plan after the Merger whereby certain members of management were awarded stock options in Holding. The stock options are valued using the Black-Scholes valuation model on the date of grant. These options have a $64.00 strike price and vest ratably through December 2015. A compensation charge of $1.1 million and $3.2 million was recorded for the three and nine months ended September 30, 2012, respectively, compared to compensation charges of $0.9 million and $1.3 million for the three months ended September 30, 2011 and the Successor period from May 25, 2011 through September 30, 2011, respectively.

In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of Restricted Stock Units (“RSUs”). During the three months ended September 30, 2011, Holding granted 3,945 RSUs based on a fair value of $64.00 per share. During the three months ended September 30, 2012, Holding granted 3,156 RSUs based on a fair value of $80.00 per share.  The RSUs are fully vested when granted.

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

Total equity-based compensation expense recognized in the Consolidated Statements of Operations resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $15.1 million for the Predecessor period from January 1, 2011 through May 24, 2011. Included in the Predecessor period is $11.7 million of equity-based compensation expense and $0.7 million of payroll tax expense incurred due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the Merger.

10.       Related Party Transactions

Upon completion of the Merger, the Company and Holding entered into a consulting agreement with CD&R, dated May 25, 2011 (the “Consulting Agreement”), pursuant to which CD&R will provide Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services. Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $5.0 million, plus expenses. CD&R may also charge a transaction fee for certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses. The Company expensed $1.3 million and $3.8 million during the three and nine month periods ended September 30, 2012. The Company expensed $1.3 million and $1.8 million in respect of this fee during the three months ended September 30, 2011 and the Successor period from May 25, 2011 through September 30, 2011 respectively.

Pursuant to the Consulting Agreement, CD&R received a transaction fee of $40.0 million and $2.6 million for out-of-pocket and consulting expenses to third-parties CD&R paid prior to the closing of the Merger.  This amount was capitalized as part of the Merger and has been allocated between deferred financing costs, which is included in other long-term assets, and equity on the accompanying balance sheet.

The Company was party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s prior principal equityholder, until May 25, 2011. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provided the Company with corporate finance and strategic planning consulting services. For the period January 1, 2011 through May 24, 2011, the Company expensed $0.4 million in respect of this fee.

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

The following is a summary of the HCA-EmCare JV assets and liabilities as of September 30, 2012, which are included in the Company’s consolidated financial statements. There were no balances in the HCA-EmCare JV as of December 31, 2011.

September 30,
2012
Current assets	$31,912,951
Current liabilities	16,552,156

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

The following tables present the Company’s operating segment results for the three and nine months ended September 30, 2012, the three months ended September 30, 2011, the period from May 25, 2011 through September 30, 2011, and the period from January 1, 2011 through May 24, 2011:

	Quarter Ended September 30,
	2012	2011
Facility-Based Physician Services
Net revenue	$485,936	$424,420
Segment Adjusted EBITDA	68,750	59,248
Medical Transportation Services
Net revenue	334,875	363,667
Segment Adjusted EBITDA	34,690	32,254
Total
Total net revenue	820,811	788,087
Total Adjusted EBITDA	103,440	91,502
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$103,440	$91,502
Depreciation and amortization expense	(30,592)	(29,966)
Restructuring charges	(2,028)	(3,374)
Equity-based compensation expense	(1,062)	(910)
Related party management fees	(1,250)	(1,250)
Interest expense	(41,322)	(43,745)
Realized gain on investments	5	30
Interest and other income (expense)	937	(2,480)
Loss on early debt extinguishment	(1,561)	—
Income tax expense	(11,448)	(4,079)
Equity in earnings of unconsolidated subsidiary	90	82
Net income	$15,209	$5,810

	Successor		Predecessor
	Nine months ended September 30,	Period from May 25 through September 30,	Period from January 1 through May 24,
	2012	2011	2011
Facility-Based Physician Services
Net revenue	$1,403,792	$596,134	$642,059
Segment Adjusted EBITDA	189,231	83,517	77,686
Medical Transportation Services
Net revenue	1,024,411	511,496	579,731
Segment Adjusted EBITDA	102,105	48,024	52,896
Total
Total net revenue	2,428,203	1,107,630	1,221,790
Total Adjusted EBITDA	291,336	131,541	130,582
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$291,336	$131,541	$130,582
Depreciation and amortization expense	(91,844)	(41,027)	(28,467)
Restructuring charges	(10,751)	(3,374)	—
Equity-based compensation expense	(3,186)	(1,340)	(15,112)
Related party management fees	(3,750)	(1,764)	(399)
Interest expense	(126,288)	(61,695)	(7,886)
Realized gain (loss) on investments	366	37	(9)
Interest and other income (expense)	1,340	(2,620)	(28,873)
Loss on early debt extinguishment	(6,733)	—	(10,069)
Income tax expense	(21,952)	(8,237)	(19,242)
Equity in earnings of unconsolidated subsidiary	304	115	143
Net income	$28,842	$11,636	$20,668

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter Ended September 30,
	2012	2011
Adjusted EBITDA	$103,440	$91,502
Related party management fees	(1,250)	(1,250)
Restructuring charges	(2,028)	—
Interest expense (less deferred loan fee amortization)	(37,328)	(43,724)
Change in accounts receivable	(25,547)	(5,228)
Change in other operating assets/liabilities	36,606	18,013
Interest and other income (expense)	937	(2,480)
Income tax expense, net of change in deferred taxes	31,491	(4,019)
Other	(205)	705
Cash flows provided by operating activities	$106,116	$53,519

	Successor		Predecessor
	Nine months ended September 30,	Period from May 25 through September 30,	Period from January 1 through May 24,
	2012	2011	2011
Adjusted EBITDA	$291,336	$131,541	$130,582
Related party management fees	(3,750)	(1,764)	(399)
Restructuring charges	(10,751)	—	—
Interest expense (less deferred loan fee amortization)	(113,923)	(59,770)	(6,556)
Change in accounts receivable	(68,376)	1,874	(10,149)
Change in other operating assets/liabilities	51,474	29,387	14,234
Excess tax benefits from equity-based compensation	—	—	(12,427)
Interest and other income (expense)	1,340	(2,620)	(28,873)
Income tax expense, net of change in deferred taxes	21,194	(8,129)	(18,897)
Other	703	721	460
Cash flows provided by operating activities	$169,247	$91,240	$67,975

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

The condensed consolidating financial statements for EMSC, the guarantors and the non-guarantors are as follows:

Consolidating Statements of Operations

	Successor
	For the three months ended September 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$820,352	$18,708	$(18,249)	$820,811
Compensation and benefits	—	577,347	155	—	577,502
Operating expenses	—	100,609	8	—	100,617
Insurance expense	—	21,187	19,969	(18,249)	22,907
Selling, general and administrative expenses	—	18,534	7	—	18,541
Depreciation and amortization expense	—	30,592	—	—	30,592
Restructuring charges	—	2,028	—	—	2,028
Income from operations	—	70,055	(1,431)	—	68,624
Interest income from restricted assets	—	(1,817)	1,701	—	(116)
Interest expense	—	(41,322)	—	—	(41,322)
Realized gain on investments	—	(1)	6	—	5
Interest and other income	—	973	(36)	—	937
Loss on early debt extinguishment	—	(1,561)	—	—	(1,561)
Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	26,327	240	—	26,567
Income tax expense	—	(11,443)	(5)	—	(11,448)
Income before equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	14,884	235	—	15,119
Equity in earnings of unconsolidated subsidiary	15,209	—	90	(15,209)	90
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss)	$15,209	$14,884	$325	$(15,209)	$(15,209)

	Successor
	For the quarter ended September 30, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$787,580	$37,160	$(36,653)	$788,087
Compensation and benefits	—	542,474	181	—	542,655
Operating expenses	—	108,100	12	—	108,112
Insurance expense	—	29,868	37,227	(36,653)	30,442
Selling, general and administrative expenses	—	18,184	309	—	18,493
Depreciation and amortization expense	—	29,966	—	—	29,966
Restructuring charges	—	3,374	—		3,374
Income (loss) from operations	—	55,614	(569)	—	55,045
Interest income from restricted assets	—	431	526	—	957
Interest expense	—	(43,745)	—	—	(43,745)
Realized gain on investments	—	—	30	—	30
Interest and other income (expense)	—	(2,349)	(131)	—	(2,480)
Income (loss) before income taxes	—	9,951	(144)	—	9,807
Income tax expense	—	(4,075)	(4)	—	(4,079)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	5,876	(148)	—	5,728
Equity in earnings of unconsolidated subsidiaries	5,810	—	82	(5,810)	82
Net income (loss)	$5,810	$5,876	$(66)	$(5,810)	$5,810

	Successor
	For the nine months ended September 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$2,426,835	$56,650	$(55,282)	$2,428,203
Compensation and benefits	—	1,705,758	447	—	1,706,205
Operating expenses	—	304,991	14	—	305,005
Insurance expense	—	70,435	60,199	(55,282)	75,352
Selling, general and administrative expenses	—	57,655	15	—	57,670
Depreciation and amortization expense	—	91,844	—	—	91,844
Restructuring charges	—	10,751	—	—	10,751
Income from operations	—	185,401	(4,025)	—	181,376
Interest income from restricted assets	—	(2,908)	3,337	—	429
Interest expense	—	(126,288)	—	—	(126,288)
Realized gain on investments	—	(1,176)	1,542	—	366
Interest and other income (expense)	—	1,463	(123)	—	1,340
Loss on early debt extinguishment	—	(6,733)	—	—	(6,733)
Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	49,759	731	—	50,490
Income tax expense	—	(21,937)	(15)	—	(21,952)
Income before equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	27,822	716	—	28,538
Equity in earnings of unconsolidated subsidiary	28,842	—	304	(28,842)	304
Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss)	$28,842	$27,822	$1,020	$(28,842)	$28,842

	Successor
	For the period May 25 through September 30, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$1,106,899	$38,722	$(37,991)	$1,107,630
Compensation and benefits	—	764,173	286	—	764,459
Operating expenses	—	149,956	12	—	149,968
Insurance expense	—	39,879	38,643	(37,991)	40,531
Selling, general and administrative expenses	—	25,004	350	—	25,354
Depreciation and amortization expense	—	41,027	—	—	41,027
Restructuring charges	—	3,374	—	—	3,374
Income (loss) from operations	—	83,486	(569)	—	82,917
Interest income from restricted assets	—	529	590	—	1,119
Interest expense	—	(61,695)	—	—	(61,695)
Realized gain on investments	—	—	37	—	37
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) before income taxes	—	19,861	(103)	—	19,758
Income tax expense	—	(8,231)	(6)	—	(8,237)
Income (loss) before equity in earnings of unconsolidated subsidiaries	—	11,630	(109)	—	11,521
Equity in earnings of unconsolidated subsidiaries	11,636	—	115	(11,636)	115
Net income (loss)	$11,636	$11,630	$6	$(11,636)	$11,636

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantors	Adjustments	Total
Net revenue	$—	$1,221,024	$20,709	$(19,943)	$1,221,790
Compensation and benefits	—	874,135	498	—	874,633
Operating expenses	—	156,734	6	—	156,740
Insurance expense	—	48,471	18,701	(19,943)	47,229
Selling, general and administrative expenses	—	28,801	440	—	29,241
Depreciation and amortization expense	—	28,467	—	—	28,467
Income from operations	—	84,416	1,064	—	85,480
Interest income from restricted assets	—	364	760	—	1,124
Interest expense	—	(7,886)	—	—	(7,886)
Realized loss on investments	—	—	(9)	—	(9)
Interest and other income (expense)	—	(28,782)	(91)	—	(28,873)
Loss on early debt extinguishment	—	(10,069)	—	—	(10,069)
Income before income taxes	—	38,043	1,724	—	39,767
Income tax expense	—	(19,233)	(9)	—	(19,242)
Income before equity in earnings of unconsolidated subsidiaries	—	18,810	1,715	—	20,525
Equity in earnings of unconsolidated subsidiaries	20,668	—	143	(20,668)	143
Net income (loss)	$20,668	$18,810	$1,858	$(20,668)	$20,668

Consolidating Balance Sheet

As of September 30, 2012

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$56,575	$56,853	$15,000	$128,428
Insurance collateral	—	4,680	58,191	(36,240)	26,631
Trade and other accounts receivable, net	—	594,231	4,483	(2,890)	595,824
Parts and supplies inventory	—	22,329	13	—	22,342
Prepaids and other current assets	—	33,095	736	(923)	32,908
Current deferred tax assets	—	(3,447)	3,447	—	—
Current assets	—	707,463	123,723	(25,053)	806,133
Non-current assets:
Property, plant, and equipment, net	—	188,860	—	—	188,860
Intercompany receivable	2,183,959	—	—	(2,183,959)	—
Intangible assets, net	—	525,685	—	—	525,685
Non-current deferred tax assets	—	707	(2,702)	1,995	—
Insurance collateral	—	51,034	5,541	(35,765)	20,810
Goodwill	—	2,290,446	(3,055)	—	2,287,391
Other long-term assets	82,337	6,403	1,505	—	90,245
Investment and advances in subsidiaries	907,351	2,168	—	(909,519)	—
Assets	$3,173,647	$3,772,766	$125,012	$(3,152,301)	$3,919,124
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$53,071	$250	$—	$53,321
Accrued liabilities	65,171	305,904	13,610	(406)	384,279
Current deferred tax liabilities	—	16,531	—	—	16,531
Current portion of long-term debt	14,400	432	—	—	14,832
Current liabilities	79,571	375,938	13,860	(406)	468,963
Long-term debt	2,148,656	1,197	—	(15,000)	2,134,853
Long-term deferred tax liabilities	—	154,853	—	—	154,853
Insurance reserves and other long-term liabilities	—	130,315	121,607	(43,417)	208,505
Intercompany payable	—	2,196,582	(12,623)	(2,183,959)	—
Liabilities	2,228,227	2,858,885	122,844	(2,242,782)	2,967,174
Equity:
Common stock	—	—	30	(30)	—
Additional paid-in capital	905,821	869,371	—	(869,371)	905,821
Retained earnings	41,861	39,589	2,272	(41,861)	41,861
Accumulated other comprehensive loss	(2,262)	(1,609)	(134)	1,743	(2,262)
Total EMSC equity	945,420	907,351	2,168	(909,519)	945,420
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	945,420	913,881	2,168	(909,519)	951,950
Liabilities and Equity	$3,173,647	$3,772,766	$125,012	$(3,152,301)	$3,919,124

Consolidating Balance Sheet

As of December 31, 2011

	Successor
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$104,657	$29,366	$—	$134,023
Insurance collateral	—	23,236	83,505	(65,906)	40,835
Trade and other accounts receivable, net	—	524,235	1,487	—	525,722
Parts and supplies inventory	—	22,693	—	—	22,693
Prepaids and other current assets	—	26,566	225	(616)	26,175
Current deferred tax assets	—	20,615	3,613	—	24,228
Current assets	—	722,002	118,196	(66,522)	773,676
Non-current assets:
Property, plant, and equipment, net	—	191,946	—	—	191,946
Intercompany receivable	2,926,448	—	—	(2,926,448)	—
Intangible assets, net	—	564,227	—	—	564,227
Non-current deferred tax assets	—	4,111	(6,106)	1,995	—
Insurance collateral	—	7,317	98,446	—	105,763
Goodwill	—	2,265,811	3,329	—	2,269,140
Other long-term assets	102,652	3,880	1,824	—	108,356
Investment and advances in subsidiaries	304,377	1,549	—	(305,926)	—
Assets	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$50,196	$316	$—	$50,512
Accrued liabilities	48,886	256,614	17,751	—	323,251
Current portion of long-term debt	14,400	190	—	—	14,590
Current liabilities	63,286	307,000	18,067	—	388,353
Long-term debt	2,356,701	998	—	—	2,357,699
Long-term deferred tax liability	—	151,308	—	—	151,308
Insurance reserves and other long-term liabilities	—	130,899	135,886	(64,527)	202,258
Intercompany payable	—	2,866,261	60,187	(2,926,448)	—
Liabilities	2,419,987	3,456,466	214,140	(2,990,975)	3,099,618
Equity:
Common stock	—	—	30	(30)	—
Additional paid-in capital	903,173	296,332	—	(296,332)	903,173
Retained earnings	13,019	10,747	2,272	(13,019)	13,019
Accumulated other comprehensive loss	(2,702)	(2,702)	(753)	3,455	(2,702)
Equity	913,490	304,377	1,549	(305,926)	913,490
Liabilities and Equity	$3,333,477	$3,760,843	$215,689	$(3,296,901)	$4,013,108

Condensed Consolidating Statement of Cash Flows

	Successor
	For the nine months ended September 30, 2012
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$223,882	$(54,635)	$169,247
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(44,311)	—	(44,311)
Proceeds from sale of property, plant and equipment	—	7,092	—	7,092
Acquisition of businesses, net of cash received	—	(20,559)	—	(20,559)
Net change in insurance collateral	—	(33,717)	124,318	90,601
Other investing activities	—	589	—	589
Net cash (used in) provided by investing activities	—	(90,906)	124,318	33,412
Cash Flows from Financing Activities
Repayments of debt and capital lease obligations	(225,616)	—	—	(225,616)
Debt issue costs	(95)	—	—	(95)
Repayment of equity	(528)	—	—	(528)
Proceeds from noncontrolling interest	—	6,530	—	6,530
Net change in bank overdrafts	—	11,455	—	11,455
Net intercompany borrowings (payments)	226,239	(199,043)	(27,196)	—
Net cash used in financing activities	—	(181,058)	(27,196)	(208,254)
Change in cash and cash equivalents	—	(48,082)	42,487	(5,595)
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023
Cash and cash equivalents, end of period	$—	$56,575	$71,853	$128,428

	Successor
	For the period from May 25 through September 30, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$102,304	$(11,064)	$91,240
Cash Flows from Investing Activities
Merger, net of cash received	(2,844,221)	—	—	(2,844,221)
Purchase of property, plant and equipment	—	(18,710)	—	(18,710)
Proceeds from sale of property, plant and equipment	—	166	—	166
Acquisition of businesses, net of cash received	—	(80,250)	—	(80,250)
Net change in insurance collateral	—	2,861	3,459	6,320
Net change in deposits and other assets	—	1,584	—	1,584
Net cash (used in) provided by investing activities	(2,844,221)	(94,349)	3,459	(2,935,111)
Cash Flows from Financing Activities
Borrowings under senior secured credit facility	1,440,000	—	—	1,440,000
Proceeds from issuance of senior subordinated notes	950,000	—	—	950,000
Proceeds from CD&R equity investment	887,051	—	—	887,051
Repayments of capital lease obligations and other debt	(423,027)	—	—	(423,027)
Equity issuance costs	(31,878)	—	—	(31,878)
Debt issue costs	(116,854)	—	—	(116,854)
Net change in bank overdrafts	—	(14,241)	—	(14,241)
Net intercompany borrowings (payments)	138,929	(142,604)	3,675	—
Net cash provided by (used in) financing activities	2,844,221	(156,845)	3,675	2,691,051
Change in cash and cash equivalents	—	(148,890)	(3,930)	(152,820)
Cash and cash equivalents, beginning of period	—	256,920	29,628	286,548
Cash and cash equivalents, end of period	$—	$108,030	$25,698	$133,728

	Predecessor
	For the period from January 1 through May 24, 2011
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$73,707	$(5,732)	$67,975
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(18,496)	—	(18,496)
Proceeds from sale of property, plant and equipment	—	55	—	55
Acquisition of businesses, net of cash received	—	(94,870)	—	(94,870)
Net change in insurance collateral	—	14,510	8,526	23,036
Net change in deposits and other assets	—	816	—	816
Net cash (used in) provided by investing activities	—	(97,985)	8,526	(89,459)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	559	—	—	559
Class A common stock repurchased as treasury stock	(2,440)	—	—	(2,440)
Repayments of debt and capital lease obligations	—	(4,116)	—	(4,116)
Excess tax benefits from stock-based compensation	—	12,427	—	12,427
Net change in bank overdrafts	—	14,241	—	14,241
Net intercompany borrowings (payments)	1,881	(1,828)	(53)	—
Net cash provided by (used in) financing activities	—	20,724	(53)	20,671
Change in cash and cash equivalents	—	(3,554)	2,741	(813)
Cash and cash equivalents, beginning of period	—	260,834	26,527	287,361
Cash and cash equivalents, end of period	$—	$257,280	$29,268	$286,548

14.          Subsequent Events

The Company’s management has evaluated events subsequent to September 30, 2012 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures.  Below is a description of events for which disclosure was deemed necessary.

On October 1, 2012, Holding issued $450 million of Senior PIK Toggle Notes due 2017 and used the proceeds from the offering to pay an extraordinary dividend to its stockholders, pay debt issuance costs and make certain payments to members of management with rollover options in Holding.  In connection with the extraordinary dividend, the exercise prices per share of non-rollover options in Holding were adjusted accordingly.  Cash interest accrues on these notes at a rate of 9.25% payable semi-annually on April 1 and October 1 commencing on April 1, 2013.  PIK interest accrues on these notes at a rate of 10.0%.  The dividend amounted to $29.69 per share and was paid in October 2012.

On October 31, 2012, the Company voluntarily prepaid $50 million of principal borrowings under its $1,440 million senior secured term loan facility.

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

EMSC applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. The business combination adjustments had a material impact on the Successor periods presented, for the three and nine months ended September 30, 2012, the three months ended September 30, 2011 and the period from May 25, 2011 through September 30, 2011, due most significantly to the amortization of intangible assets and interest expense and will have a material impact on future earnings. Initial adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third party valuation firm. The Company finalized its business combination accounting during the first quarter of 2012 with adjustments related to goodwill allocations between segments.

Presentation

The accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q are presented for two periods for 2011: Predecessor and Successor, which primarily relate to the periods preceding the Merger and the period succeeding the Merger, respectively. The discussion in this MD&A is presented on a combined basis of the Predecessor and Successor periods for 2011. The 2011 Predecessor and Successor results are presented but are not discussed separately. Management believes that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to a comparable period in 2012. Items that are not comparable between the two periods presented include depreciation and amortization expense, interest expense, interest and other income (expense) and income tax expense, which had significant impacts as a result of the Merger, but are addressed separately in the discussion below.  See Note 1 to the accompanying unaudited condensed consolidated financial statements.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total patient encounters and transports for the three and nine months ended September 30, 2012 and 2011. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended September 30,		Nine months ended September 30,		Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Medicare	20.4%	20.0%	20.5%	21.1%	25.2%	25.2%	25.8%	26.1%
Medicaid	4.9%	5.4%	5.0%	5.5%	10.7%	12.3%	10.9%	12.7%
Commercial insurance and managed care	53.3%	50.6%	52.5%	50.2%	45.0%	43.5%	45.1%	42.9%
Self-pay	4.3%	4.8%	5.0%	4.6%	19.1%	19.0%	18.2%	18.3%
Subsidies & fees	17.1%	19.2%	17.0%	18.6%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2012, approximately 78% was derived from our hospital contracts for emergency department staffing, 11% from contracts related to anesthesiology services, 4% from our hospitalist/inpatient services, 3% from our radiology/teleradiology services, 1% from our surgery services, and 3% from other hospital management services. Approximately 81% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 19% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

AMR

Approximately 87% of AMR’s net revenue for the nine months ended September 30, 2012 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 14.1% and 11.4% of AMR’s operating expenses for the three months ended September 30, 2012 and 2011, respectively, and 12.8% and 11.3% for the nine months ended September 30, 2012 and 2011, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Medicare Fee Schedule Changes

Medicare law requires the Centers for Medicare and Medicaid Services, or CMS, to adjust the Medicare Physician Fee Schedule, or MPFS, payment rates annually based on a formula which includes an application of the Sustainable Growth Rate, or SGR, that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2012. Absent further legislative action by Congress, the reduced MPFS would go into effect on January 1, 2013, and CMS estimates that the reduction in rates for 2013 would then be 26.5%.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there were no significant changes in our critical accounting policies or estimation procedures.

Results of Operations

Quarter and Nine Months Ended September 30, 2012 Compared to the Quarter and Nine Months Ended September 30, 2011

The following tables present a comparison of financial data from our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 for EMSC and our two operating segments.

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

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Successor		Successor		Successor		Combined
	Quarter ended September 30,				Nine months ended September 30,
	2012	% of net revenue	2011	% of net revenue	2012	% of net revenue	2011	% of net revenue
Net revenue	$820,811	100.0%	$788,087	100.0%	$2,428,203	100.0%	$2,329,420	100.0%
Compensation and benefits	577,502	70.4	542,655	68.9	1,706,205	70.3	1,639,092	70.4
Operating expenses	100,617	12.3	108,112	13.7	305,005	12.6	306,708	13.2
Insurance expense	22,907	2.8	30,442	3.9	75,352	3.1	87,760	3.8
Selling, general and administrative expenses	18,541	2.3	18,493	2.3	57,670	2.4	54,595	2.3
Equity-based compensation expense	(1,062)	(0.1)	(910)	(0.1)	(3,186)	(0.1)	(16,452)	(0.7)
Related party management fees	(1,250)	(0.2)	(1,250)	(0.2)	(3,750)	(0.2)	(2,163)	(0.1)
Interest income from restricted assets	116	0.0	(957)	(0.1)	(429)	(0.0)	(2,243)	(0.1)
Adjusted EBITDA	$103,440	12.6%	$91,502	11.6%	$291,336	12.0%	$262,123	11.3%
Equity-based compensation expense	(1,062)	(0.1)	(910)	(0.1)	(3,186)	(0.1)	(16,452)	(0.7)
Related party management fees	(1,250)	(0.2)	(1,250)	(0.2)	(3,750)	(0.2)	(2,163)	(0.1)
Depreciation and amortization expense	(30,592)	(3.7)	(29,966)	(3.8)	(91,844)	(3.8)	(69,494)	(3.0)
Restructuring charges	(2,028)	(0.2)	(3,374)	(0.4)	(10,751)	(0.4)	(3,374)	(0.1)
Interest expense	(41,322)	(5.0)	(43,745)	(5.6)	(126,288)	(5.2)	(69,581)	(3.0)
Realized gain on investments	5	0.0	30	0.0	366	0.0	28	0.0
Interest and other income (expense)	937	0.1	(2,480)	(0.3)	1,340	0.1	(31,493)	(1.4)
Loss on early debt extinguishment	(1,561)	(0.2)	—	—	(6,733)	(0.3)	(10,069)	(0.4)
Income tax expense	(11,448)	(1.4)	(4,079)	(0.5)	(21,952)	(0.9)	(27,479)	(1.2)
Equity in earnings of unconsolidated subsidiary	90	0.0	82	0.0	304	0.0	258	0.0
Net income	$15,209	1.9%	$5,810	0.7%	$28,842	1.2%	$32,304	1.4%

	Successor		Predecessor
	Period from May 25 through September 30,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue
Net revenue	$1,107,630	100.0%	$1,221,790	100.0%
Compensation and benefits	764,459	69.0	874,633	71.6
Operating expenses	149,968	13.5	156,740	12.8
Insurance expense	40,531	3.7	47,229	3.9
Selling, general and administrative expenses	25,354	2.3	29,241	2.4
Equity-based compensation expense	(1,340)	(0.1)	(15,112)	(1.2)
Related party management fees	(1,764)	(0.2)	(399)	(0.0)
Interest income from restricted assets	(1,119)	(0.1)	(1,124)	(0.1)
Adjusted EBITDA	$131,541	11.9%	$130,582	10.7%
Equity-based compensation expense	(1,340)	(0.1)	(15,112)	(1.2)
Related party management fees	(1,764)	(0.2)	(399)	(0.0)
Depreciation and amortization expense	(41,027)	(3.7)	(28,467)	(2.3)
Restructuring charges	(3,374)	(0.3)
Interest expense	(61,695)	(5.6)	(7,886)	(0.6)
Realized gain (loss) on investments	37	0.0	(9)	(0.0)
Interest and other expense	(2,620)	(0.2)	(28,873)	(2.4)
Loss on early debt extinguishment	—	—	(10,069)	(0.8)
Income tax expense	(8,237)	(0.7)	(19,242)	(1.6)
Equity in earnings of unconsolidated subsidiary	115	0.0	143	0.0
Net income	$11,636	1.1%	$20,668	1.7%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Successor	Successor	Successor	Combined
	For the quarter ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA	$103,440	$91,502	$291,336	$262,123
Related party management fees	(1,250)	(1,250)	(3,750)	(2,163)
Restructuring charges	(2,028)	—	(10,751)	—
Interest expense (less deferred loan fee amortization)	(37,328)	(43,724)	(113,923)	(66,326)
Change in accounts receivable	(25,547)	(5,228)	(68,376)	(8,275)
Change in other operating assets/liabilities	36,606	18,013	51,474	43,621
Excess tax benefits from stock-based compensation	—	—	—	(12,427)
Interest and other income (expense)	937	(2,480)	1,340	(31,493)
Income tax expense, net of change in deferred taxes	31,491	(4,019)	21,194	(27,026)
Other	(205)	705	703	1,181
Cash flows provided by operating activities	$106,116	$53,519	$169,247	$159,215

	Successor	Predecessor
	Period from May 25 through September 30,	Period from January 1 through May 24,
	2011	2011
Adjusted EBITDA	$131,541	$130,582
Related party management fees	(1,764)	(399)
Interest expense (less deferred loan fee amortization)	(59,770)	(6,556)
Change in accounts receivable	1,874	(10,149)
Change in other operating assets/liabilities	29,387	14,234
Excess tax benefits from stock-based compensation	—	(12,427)
Interest and other expense	(2,620)	(28,873)
Income tax expense, net of change in deferred taxes	(8,129)	(18,897)
Other	721	460
Cash flows provided by operating activities	$91,240	$67,975

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Successor		Successor		Successor		Combined
	Quarter ended September 30,				Nine months ended September 30,
	2012	% of net revenue	2011	% of net revenue	2012	% of net revenue	2011	% of net revenue
Net revenue	$485,936	100.0%	$424,420	100.0%	$1,403,792	100.0%	$1,238,193	100.0%
Compensation and benefits	377,339	77.7	329,569	77.7	1,094,214	77.9	976,400	78.9
Operating expenses	19,022	3.9	14,038	3.3	54,838	3.9	41,116	3.3
Insurance expense	13,073	2.7	15,144	3.6	41,715	3.0	45,136	3.6
Selling, general and administrative expenses	8,518	1.8	7,907	1.9	26,837	1.9	23,714	1.9
Interest income from restricted assets	275	0.1	(526)	(0.1)	48	0.0	(1,176)	(0.1)
Equity-based compensation expense	(478)	(0.1)	(406)	(0.1)	(1,420)	(0.1)	(7,244)	(0.6)
Related party management fees	(563)	(0.1)	(554)	(0.1)	(1,671)	(0.1)	(956)	(0.1)
Adjusted EBITDA	$68,750	14.1%	$59,248	14.0%	$189,231	13.5%	$161,203	13.0%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	68,750	14.1	59,248	14.0	189,231	13.5	161,203	13.0
Depreciation and amortization expenses	(13,487)	(2.8)	(14,647)	(3.5)	(41,407)	(2.9)	(28,745)	(2.3)
Restructuring charges	(274)	(0.1)	(400)	(0.1)	(282)	(0.0)	(400)	(0.0)
Interest income from restricted assets	275	0.1	(526)	(0.1)	48	0.0	(1,176)	(0.1)
Equity-based compensation expense	(478)	(0.1)	(406)	(0.1)	(1,420)	(0.1)	(7,244)	(0.6)
Related party management fees	(563)	(0.1)	(554)	(0.1)	(1,671)	(0.1)	(956)	(0.1)
Income from operations	$54,223	11.2%	$42,715	10.1%	$144,499	10.3%	$122,682	9.9%

	Successor		Predecessor
	Period from May 25 through September 30,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue
Net revenue	$596,134	100.0%	$642,059	100.0%
Compensation and benefits	462,761	77.6	513,639	80.0
Operating expenses	20,078	3.4	21,038	3.3
Insurance expense	20,775	3.5	24,361	3.8
Selling, general and administrative expenses	10,814	1.8	12,900	2.0
Interest income from restricted assets	(592)	(0.1)	(584)	(0.1)
Equity-based compensation expense	(443)	(0.1)	(6,801)	(1.1)
Related party management fees	(776)	(0.1)	(180)	(0.0)
Adjusted EBITDA	$83,517	14.0%	$77,686	12.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	83,517	14.0	77,686	12.1
Depreciation and amortization expense	(19,334)	(3.2)	(9,411)	(1.5)
Restructuring charges	(400)	(0.1)	—	—
Interest income from restricted assets	(592)	(0.1)	(584)	(0.1)
Equity-based compensation expense	(443)	(0.1)	(6,801)	(1.1)
Related party management fees	(776)	(0.1)	(180)	(0.0)
Income from operations	$61,972	10.4%	$60,710	9.5%

AMR

	Successor		Successor		Successor		Combined
	Quarter ended September 30,				Nine months ended September 30,
	2012	% of net revenue	2011	% of net revenue	2012	% of net revenue	2011	% of net revenue
Net revenue	$334,875	100.0%	$363,667	100.0%	$1,024,411	100%	$1,091,227	100.0%
Compensation and benefits	200,163	59.8	213,086	58.6	611,991	59.7	662,692	60.7
Operating expenses	81,595	24.4	94,074	25.9	250,167	24.4	265,592	24.3
Insurance expense	9,834	2.9	15,298	4.2	33,637	3.3	42,624	3.9
Selling, general and administrative expenses	10,023	3.0	10,586	2.9	30,833	3.0	30,881	2.8
Interest income from restricted assets	(159)	(0.0)	(431)	(0.1)	(477)	(0.0)	(1,067)	(0.1)
Equity-based compensation expense	(584)	(0.2)	(504)	(0.1)	(1,766)	(0.2)	(9,208)	(0.8)
Related party management fees	(687)	(0.2)	(696)	(0.2)	(2,079)	(0.2)	(1,207)	(0.1)
Adjusted EBITDA	$34,690	10.4%	$32,254	8.9%	$102,105	10.0%	$100,920	9.2%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	34,690	10.4	32,254	8.9	102,105	10.0	100,920	9.2
Depreciation and amortization expense	(17,105)	(5.1)	(15,319)	(4.2)	(50,437)	(4.9)	(40,749)	(3.7)
Restructuring charges	(1,754)	(0.5)	(2,974)	(0.8)	(10,469)	(1.0)	(2,974)	(0.3)
Interest income from restricted assets	(159)	(0.0)	(431)	(0.1)	(477)	(0.0)	(1,067)	(0.1)
Equity-based compensation expense	(584)	(0.2)	(504)	(0.1)	(1,766)	(0.2)	(9,208)	(0.8)
Related party management fees	(687)	(0.2)	(696)	(0.2)	(2,079)	(0.2)	(1,207)	(0.1)
Income from operations	$14,401	4.3%	$12,330	3.4%	$36,877	3.6%	$45,715	4.2%

	Successor		Predecessor
	Period from May 25 through September 30,		Period from January 1 through May 24,
	2011	% of net revenue	2011	% of net revenue
Net revenue	$511,496	100.0%	$579,731	100.0%
Compensation and benefits	301,698	59.0	360,994	62.3
Operating expenses	129,890	25.4	135,702	23.4
Insurance expense	19,756	3.9	22,868	3.9
Selling, general and administrative expenses	14,540	2.8	16,341	2.8
Interest income from restricted assets	(527)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(897)	(0.2)	(8,311)	(1.4)
Related party management fees	(988)	(0.2)	(219)	(0.0)
Adjusted EBITDA	$48,024	9.4%	$52,896	9.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	48,024	9.4	52,896	9.1
Depreciation and amortization expense	(21,693)	(4.2)	(19,056)	(3.3)
Restructuring charges	(2,974)	(0.6)
Interest income from restricted assets	(527)	(0.1)	(540)	(0.1)
Equity-based compensation expense	(897)	(0.2)	(8,311)	(1.4)
Related party management fees	(988)	(0.2)	(219)	(0.0)
Income from operations	$20,945	4.1%	$24,770	4.3%

Quarter ended September 30, 2012 compared to the quarter ended September 30, 2011

Consolidated

Our results for the three months ended September 30, 2012 reflect an increase in net revenue of $32.7 million and an increase in net income of $9.4 million compared to the three months ended September 30, 2011. The increase in net income is attributable primarily to an increase in operating income and a decrease in expenses associated with the Merger transaction.

Net revenue. For the three months ended September 30, 2012, we generated net revenue of $820.8 million compared to net revenue of $788.1 million for the three months ended September 30, 2011, representing an increase of 4.2%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts, partially offset by the impact of markets exited.

Adjusted EBITDA. Adjusted EBITDA was $103.4 million, or 12.6% of net revenue, for the three months ended September 30, 2012 compared to $91.5 million, or 11.6% of net revenue, for the three months ended September 30, 2011.

Restructuring charges. Restructuring charges of $2.0 million were recorded during the three months ended September 30, 2012, related to continuing efforts to re-align AMR’s operations , compared to charges of $3.4 million for the three months ended September 30, 2011.

Interest expense. Interest expense for the three months ended September 30, 2012 was $41.3 million compared to $43.7 million for the three months ended September 30, 2011. The change was due to the decrease in our outstanding debt.

Income tax expense. Income tax expense increased by $7.4 million for the three months ended September 30, 2012 compared to the same period in 2011. Our effective tax rate was 43.1% and 41.6% for the three months ended September 30, 2012 and 2011, respectively. The increase in our effective tax rate for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily a result of certain state taxes which have tax rates not based on pre-tax book income.

EmCare

Net revenue. Net revenue for the three months ended September 30, 2012 was $485.9 million, an increase of $61.5 million, or 14.5%, from $424.4 million for the three months ended September 30, 2011. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since September, 2011 accounted for a net revenue increase of $50.1 million for the three months ended September 30, 2012, of which $9.6 million came from net new contracts added in 2011, with the remaining increase in net revenue from those added in 2012. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $11.5 million, or 3.1%, for the three months ended September 30, 2012. The change was due to a 1.9% increase in same store weighted patient encounters and a 1.2% increase in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2012 were $377.3 million, or 77.7% of net revenue, compared to $329.6 million, or 77.7% of net revenue, for the same period in 2011. Provider compensation costs increased $34.8 million from net new contract additions. Same store provider compensation costs were $11.1 million higher than the prior period due to a 1.9% increase in same store weighted patient encounters and a 2.7% increase in provider compensation per weighted patient encounter.

Operating expenses. Operating expenses for the three months ended September 30, 2012 were $19.0 million, or 3.9% of net revenue, compared to $14.0 million, or 3.3% of net revenue, for the three months ended September 30, 2011. Operating expenses increased $5.0 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended September 30, 2012 was $13.1 million, or 2.7% of net revenue, compared to $15.1 million, or 3.6% of net revenue, for the three months ended September 30, 2011. We recorded a decrease of prior year insurance provisions of $1.0 million during the three months ended September 30, 2012 compared to an increase of $1.7 million during the three months ended September 30, 2011.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2012 was $8.5 million, or 1.8% of net revenue, compared to $7.9 million, or 1.9% of net revenue, for the three months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2012 was $13.5 million, or 2.8% of net revenue, compared to $14.6 million, or 3.5% of net revenue, for the three months ended September 30, 2011.

AMR

Net revenue. Net revenue for the three months ended September 30, 2012 was $334.9 million, a decrease of $28.8 million, or 7.9%, from $363.7 million for the same period in 2011. The decrease in net revenue was due primarily to a decrease of 4.9%, or $18.0 million, in weighted transport volume and a decrease in net revenue per weighted transport of 3.0%, or $10.8 million. The decrease in net revenue per weighted transport of 3.0% was due to a 2.8% decrease in our managed transportation business from the exit of certain contracts and a 0.7% decrease in rates due primarily to the net impact of markets entered and exited, partially offset by a 0.5% increase due to our FEMA deployment during the third quarter of 2012. Weighted transports decreased 36,800 from the same quarter last year. The change was due to an increase of 5,700 weighted transports from acquisitions and an increase of 9,900 weighted transports from our entry into new markets, offset by a decrease of 26,300 weighted transports from exited markets, and a decrease in weighted transport volume in existing markets of 3.7%, or 26,100 weighted transports.  Emergent transport volume in existing markets increased 2.3% offset by a 14.5% decrease in non-emergent volume from changes in certain regional and national contracts.

Compensation and benefits. Compensation and benefit costs for the three months ended September 30, 2012 were $200.2 million, or 59.8% of net revenue, compared to $213.1 million, or 58.6% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour decreased by approximately 2.1%, or $2.5 million, and ambulance unit hours decreased period over period by 4.5%, or $5.6 million, attributable primarily to markets exited combined with the reduction in volume in existing markets. Non-crew compensation decreased period over period by $2.5 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $1.8 million during the three months ended September 30, 2012 compared to the same period in 2011 due primarily to the impact from markets exited combined with decreased costs associated with our health insurance plans.

Operating expenses. Operating expenses for the three months ended September 30, 2012 were $81.6 million, or 24.4% of net revenue, compared to $94.1 million, or 25.9% of net revenue, for the three months ended September 30, 2011. The change is due primarily to decreased costs of $6.0 million associated with the net impact from markets entered and exited, and a decrease of $6.4 million in operating costs associated with certain contract exits in our managed transportation business.

Insurance expense. Insurance expense for the three months ended September 30, 2012 was $9.8 million, or 2.9% of net revenue, compared to $15.3 million, or 4.2% of net revenue, for the same period in 2011. We recorded an increase of prior year insurance provisions of $0.1 million during the three months ended September 30, 2012 compared to an increase of $3.4 million during the three months ended September 30, 2011.  The remaining decrease was the result of decreases in volume.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2012 was $10.0 million, or 3.0% of net revenue, compared to $10.6 million, or 2.9% of net revenue, for the three months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2012 was $17.1 million, or 5.1% of net revenue, compared to $15.3 million, or 4.2% of net revenue, for the same period in 2011. The increase was due primarily to additional depreciation expense associated with adjustments to tangible and intangible assets recorded as a result of the Merger.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Consolidated

Our results for the nine months ended September 30, 2012 reflect an increase in net revenue of $98.8 million and a decrease in net income of $3.5 million compared to the nine months ended September 30, 2011. The decrease in net income is attributable primarily to increases in interest expense and depreciation and amortization expense associated with the Merger transaction, partially offset by a decrease in income tax expense.

Net revenue. For the nine months ended September 30, 2012, we generated net revenue of $2,428.2 million compared to net revenue of $2,329.4 million for the nine months ended September 30, 2011, representing an increase of 4.2%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. Adjusted EBITDA was $291.3 million, or 12.0% of net revenue, for the nine months ended September 30, 2012 compared to $262.1 million, or 11.3% of net revenue, for the nine months ended September 30, 2011.

Restructuring charges. Restructuring charges of $10.8 million were recorded during the nine months ended September 30, 2012, related to continuing efforts to re-align AMR’s operations.

Interest expense. Interest expense for the nine months ended September 30, 2012 was $126.3 million compared to $69.6 million for the nine months ended September 30, 2011. The change was due to the increase in our outstanding debt and effective interest rate associated with the issuance of our new senior subordinated unsecured notes and borrowings under our new credit facilities in May 2011.

Income tax expense. Income tax expense decreased by $5.5 million for the nine months ended September 30, 2012 compared to the same period in 2011. Our effective tax rate was 43.5% for the nine months ended September 30, 2012, 41.7% for the Successor period from May 25, 2011 through September 30, 2011 and 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011. The increased effective tax rate during the 2011 Predecessor period was a result of certain Merger related costs that were not deductible for tax purposes. The increase in our effective tax rate for the nine months ended September 30, 2012 compared to the 2011 Successor period was primarily a result of certain state taxes which have tax rates not based on pre-tax book income.

EmCare

Net revenue. Net revenue for the nine months ended September 30, 2012 was $1,403.8 million, an increase of $165.6 million, or 13.4%, from $1,238.2 million for the nine months ended September 30, 2011. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2010 accounted for a net revenue increase of $107.3 million for the nine months ended September 30, 2012, of which $37.8 million came from net new contracts added in 2011, with the remaining increase in net revenue from those added in 2012. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $58.3 million, or 5.9%, for the nine months ended September 30, 2012. The change was due to a 2.7% increase in same store weighted patient encounters and a 3.2% increase in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2012 were $1,094.2 million, or 77.9% of net revenue, compared to $976.4 million, or 78.9% of net revenue, for the same period in 2011. The decrease in compensation and benefits as a percentage of net revenue is driven primarily by increases in patient volumes and lower start-up costs on new contracts.  Provider compensation costs increased $76.0 million from net new contract additions. Same store provider compensation costs were $32.9 million higher than the prior period due to a 2.7% increase in same store weighted patient encounters and a 2.3% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs increased by $8.9 million during the nine months ended September 30, 2012 compared to the same period in 2011. The increase is due primarily to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the nine months ended September 30, 2012 were $54.8 million, or 3.9% of net revenue, compared to $41.1 million, or 3.3% of net revenue, for the nine months ended September 30, 2011. Operating expenses increased $13.7 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the nine months ended September 30, 2012 was $41.7 million, or 3.0% of net revenue, compared to $45.1 million, or 3.6% of net revenue, for the nine months ended September 30, 2011. We recorded a decrease of prior year insurance provisions of $1.6 million during the nine months ended September 30, 2012 compared to an increase of $5.0 million during the nine months ended September 30, 2011.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2012 was $26.8 million, or 1.9% of net revenue, compared to $23.7 million, or 1.9% of net revenue, for the nine months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2012 was $41.4 million, or 2.9% of net revenue, compared to $28.7 million, or 2.3% of net revenue, for the nine months ended September 30, 2011. The $12.7 million increase is due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger.

AMR

Net revenue. Net revenue for the nine months ended September 30, 2012 was $1,024.4 million, a decrease of $66.8 million, or 6.1%, from $1,091.2 million for the same period in 2011. The decrease in net revenue was due primarily to a decrease of 3.8%, or $41.7 million, in weighted transport volume and a decrease in net revenue per weighted transport of 2.3%, or $25.1 million. The decrease in net revenue per weighted transport of 2.3% was due primarily to the impact of markets entered and exited combined with acquisitions. Weighted transports decreased 85,500 from the same period last year. The change was due to an increase of 50,500 weighted transports from acquisitions and an increase of 23,500 weighted transports from our entry into new markets, offset by a decrease of 108,700 weighted transports from exited markets, and a decrease in weighted transport volume in existing markets of 2.4%, or 50,800 weighted transports.  Emergent transport volume in existing markets increased 2.7% offset by an 11.0% decrease in non-emergent volume from changes in certain regional and national contracts.

Compensation and benefits. Compensation and benefit costs for the nine months ended September 30, 2012 were $612.0 million, or 59.7% of net revenue, compared to $662.7 million, or 60.7% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour decreased by approximately 2.7%, or $9.6 million, and ambulance unit hours decreased period over period by 3.9%, or $14.6 million, attributable primarily to markets exited combined with the reduction in volume in existing markets. Non-crew compensation decreased period over period by $16.5 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $8.7 million during the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to the impact from markets exited combined with decreased costs associated with our health insurance plans.

Operating expenses. Operating expenses for the nine months ended September 30, 2012 were $250.2 million, or 24.4% of net revenue, compared to $265.6 million, or 24.3% of net revenue, for the nine months ended September 30, 2011. The change is due primarily to decreased costs of $8.4 million associated with the net impact from markets entered and exited combined with recent acquisitions, a decrease of $12.5 million in operating costs associated with certain contract exits in our managed transportation business, offset by increased fuel costs of $2.6 million, increased legal fees and settlements of $1.8 million, and an increase in other operating expenses of $1.1 million.

Insurance expense. Insurance expense for the nine months ended September 30, 2012 was $33.6 million, or 3.3% of net revenue, compared to $42.6 million, or 3.9% of net revenue, for the same period in 2011. We recorded an increase of prior year insurance provisions of $1.9 million during the nine months ended September 30, 2012 compared to an increase of $8.2 million during the nine months ended September 30, 2011.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2012 was $30.8 million, or 3.0% of net revenue, compared to $30.9 million, or 2.8% of net revenue, for the nine months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2012 was $50.4 million, or 4.9% of net revenue, compared to $40.7 million, or 3.7% of net revenue, for the same period in 2011. The increase was due primarily to additional depreciation expense associated with adjustments to tangible and intangible assets recorded as a result of the Merger.

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

We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months. Our asset-based revolving credit facility, or the ABL Facility, provides for up to $350 million of senior secured first priority borrowings, subject to a borrowing base of $417.6 million as of September 30, 2012. The ABL Facility is available to fund working capital and for general corporate purposes. As of September 30, 2012, we had available borrowing capacity of $220.5 million and $129.5 million of letters of credit issued under the ABL Facility.

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

During the second quarter of 2012, EMSC’s captive insurance subsidiary purchased and currently holds $15.0 million of the senior unsecured notes through an open market transaction.

In addition, on October 1, 2012, our indirect parent company, CDRT Holding Corporation, or CDRT Holding, issued $450 million of Senior PIK Toggle Notes due 2017. The sole source of liquidity of Holding is cash flows provided by our operating activities. See note 14 to the Unaudited Consolidated Financial Statements included in this Form 10-Q

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Successor	Combined
	Nine Months ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$169,247	$159,215
Investing activities	33,412	(3,024,570)
Financing activities	(208,254)	2,711,722

Operating activities. Net cash provided by operating activities was $169.2 million for the nine months ended September 30, 2012 compared to $159.2 million for the same period in 2011. The increase in operating cash flows was affected primarily by a $43 million tax refund. This was offset by an increase in trade and other receivables. Accounts receivable increased $68.4 million and $8.3 million during the nine months ended September 30, 2012 and 2011, respectively. Days sales outstanding, or DSO, increased 5 days during the nine months ended September 30, 2012. EmCare’s DSO increased 7 days primarily as a result of accounts receivable held pending provider enrollments at a significant number of new contract starts.  AMR’s DSO has increased 3 days related to outstanding receivables from our FEMA deployment and delays in Medicare reimbursement in Florida from pre-payment reviews initiated in early 2012.

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

	Q3 2012	Q2 2012	Q1 2012	Q4 2011	Q3 2011	Q2 2011
EmCare	64	61	59	57	54	52
AMR	71	69	69	68	68	68
EMSC	67	65	63	62	60	59

Investing activities. Net cash provided by investing activities was $33.4 million for the nine months ended September 30, 2012 compared to net cash used in investing activities of $3,024.6 million for the same period in 2011. The change is due primarily to the purchase of EMSC by CD&R for $2.8 billion in May 2011. Also contributing to the change is reduced acquisition activity during the nine months ended September 30, 2012 compared to the same period in 2011 as well as a return of insurance collateral. Acquisitions of businesses totaled $20.6 million during the nine months ended September 30, 2012, compared to $175.1 million during the same period in 2011.

Financing activities. Net cash used in financing activities was $208.3 million for the nine months ended September 30, 2012 compared to cash provided by financing activities of $2,711.7 million for the same period in 2011. We entered into new credit facilities in connection with CD&R’s acquisition of EMSC which resulted in new borrowings of $2,390.0 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we also received $887.1 million in proceeds from the Merger. These sources of cash from financing activities were partially offset by $116.9 million in debt issuance costs, $31.9 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger. The cash used in financing activities during the nine months ended September 30, 2012 is due primarily to $225.6 million in debt repayments, of which $200.0 million relate to voluntary prepayment of debt. At September 30, 2012, there were no amounts outstanding under the ABL facility, however we have issued $129.5 million of letters of credit under the ABL facility.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of September 30, 2012, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.06 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 6.9 million gallons and are spread over periods from October 2012 through December 2014.

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

As of September 30, 2012, we had $2,149.2 million of debt, excluding capital leases, of which $1,213.1 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.5%, above our LIBOR floor of 1.5%, will impact our interest costs by $6.1 million annually.

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

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 8 to the accompanying unaudited condensed consolidated financial statements included herein, and Note 14 to our Annual Report on Form 10-K filed with the SEC on March 16, 2012.

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

ITEM 1A. RISK FACTORS

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011 and Form 10-Q for the three and six months ended June 30, 2012.

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

In addition to changes from PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services.  In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government.  For example, Congress has mandated that the Medicare Payment Advisory Commission, commonly known as “MedPAC,” provide it with a report making recommendations regarding certain aspects of the Medicare ambulance fee schedule. On November 2, 2012, MedPAC voted to recommend that Congress reduce ambulance reimbursement and impose more stringent medical necessity standards on ambulance transports. These recommendations are expected to be published in MedPAC’s report in March 2013. In addition, state and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible.  This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services.  For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in an increase in AMR’s net revenue of approximately $24 million in 2009, a decrease in AMR’s net revenue of approximately $18 million in 2010, and an increase of less than $1 million in 2011.  Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR’s net revenue of approximately $6 million during 2012.

In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services.  We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program.  Physician payments under the Medicare Physician Fee Schedule are updated on an annual basis according to a statutory formula.  Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions.  The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 updates through 2011.  For 2012, CMS projected a rate reduction of 27.4% from 2011 levels (earlier estimates had projected a 29.5% reduction).  The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, froze the 2011 updates through February 29, 2012 and legislation passed in February 2012 extended this through December 31, 2012.  If Congress fails to intervene to prevent the negative update factor in 2013 through either another temporary measure or a permanent revision to the statutory formula, CMS projects a reduction in physician rates of 26.5% for that year. The resulting decrease in payment may adversely impact physician revenues, as well as EmCare revenues.

The freezing of the update factor does not translate to 2012 payment rates at the 2011 level for all physician procedures.  Rather, from year-to-year some physician specialties, including EmCare’s physicians (who are emergency medicine physicians, anesthesiologists, hospitalists and radiologists), may see higher or lowered payments.  Each physician service is given a weight that measures its costliness relative to other physician services.  CMS is required to make periodic assessments regarding the weighting of procedures, impacting the payment amounts.  For 2012, CMS published estimates of changes by specialty based on a number of factors, such as changes to practice expense relative value units, rescaling of relative values to match the revised and rebased Medicare Economic Index, equipment utilization rate changes, multiple procedure payment reductions for contiguous body parts and recalculations of misvalued codes.  The full impact of these changes on any given practice has gone, or is scheduled to go into effect, during 2012.  CMS estimated that the impact for 2012 is a 0% change for emergency medicine, 2% increase in anesthesiology, a 2% increase for internal medicine, and a 5% reduction in radiology.  CMS published a similar comparison for 2013 in the Final Physician Fee Schedule Rule which it released on November 1, 2012.  For 2013, CMS estimates that the impact will be a 0% change for emergency medicine, 1% increase in anesthesiology, a 4% increase for internal medicine, and a 3% reduction in radiology. The changes are calculated prior to the application of what is known as the “conversion factor,” which translates the relative value units to dollar amounts.  At this time, we cannot predict the impact, if any, these regulatory changes will have on EmCare’s future revenues.

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

On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25) (the “Budget Control Act”) was enacted.  Under the Budget Control Act, a Joint Select Committee on Deficit Reduction (the “Joint Committee”) was established to develop recommendations to reduce the deficit, over 10 years, by 1.2 to 1.5 trillion dollars, and was required to report its recommendations to Congress by November 23, 2011.  Under the Budget Control Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011.  If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce Federal outlays by the proposed amount.  Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process will automatically start, impacting Medicare and certain other government programs beginning in January 2013,  unless Congress acts to address the budget deficit before then. Certain programs, such as Social Security and Medicaid, would be exempt from the cuts. According to a report released by the White House Office of Management and Budget on September 14, 2012, reimbursements will be cut by 2% for Medicare providers, including physicians and ambulance providers.  We are unable to predict whether Congress will act to avoid these cuts but, if it fails to do so, any such reductions could have a material adverse effect on our business, financial condition or results of operations.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

November 9, 2012	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report