Form 10-K
period 2012-12-31
Emergency Medical Services CORP
filed 2013-03-12
CIK 1344154

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting stock held by non-affiliates is zero as the registrant is privately held. There were 1,000 shares of the registrant's common stock outstanding as of March 8, 2013.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2012

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

  •
  the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and potential changes in inpatient admissions;

  •
  the impact on our revenue and operations due to changes in third party reimbursements, including from political discord in the federal budgeting process;

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

        Approximately 86% of our net revenue for the year ended December 31, 2012 was generated under exclusive contracts. We had retention rates of 86% at EmCare and 99% at AMR in 2012 based on number of contracts. During 2012, we provided services in approximately 13.3 million weighted patient encounters in approximately 2,100 communities nationwide and generated net revenue of $3.3 billion, of which EmCare and AMR represented 58% and 42%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2012.

        We offer a broad range of essential emergency and non-emergency medical services through our two business segments:

	EmCare	AMR
Core Services:	Facility-based physician services	Pre- and post-hospital medical transportation
	Emergency department staffing and related management services	Emergency ("911") and non-emergency ambulance transports
	Anesthesiology, hospitalist/inpatient, radiology, teleradiology, and surgery services	Managed transportation services, Fixed-wing air ambulance services, Disaster response
Post-acute, physician-led services
Customers:	Hospitals	Communities
	Other healthcare facilities	Government agencies
	Independent physician groups	Healthcare facilities
	Attending medical staff	Insurers
National Market Position:	8% share of emergency department services market	7% share of total ambulance market
	12% share of outsourced emergency department services market	15% share of outsourced ambulance market
	1-2% share of anesthesia services market	4% share of the managed transportation market
	1% share of hospitalist, radiology and surgery services markets	1% share of the medical air transport market
Number of Contracts:	604 facility contracts	169 "911" contracts
3,619 non-emergency transport arrangements
Volume for the year ended December 31, 2012:	10.5 million weighted patient encounters	2.8 million weighted patient transports

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

Emergency Department

        We provide outsourced facility-based physician services to hospitals and other healthcare facilities. Outsourced physician services providers such as EmCare are primarily focused on improving operational efficiency, reducing wait times and increasing the productivity in a hospital emergency department, or ED. In addition to improving ED operating performance metrics, we believe leading outsourced providers can improve patient satisfaction and enhance the quality of care at their customers' healthcare facilities through broader physician access, physician retention and training programs, better management tools and risk mitigation expertise.

        We believe the physician reimbursement component of the emergency department services market represents annual expenditures of nearly $18 billion. There are nearly 5,000 hospitals in the United States that operate emergency departments, of which approximately 65% outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 1,000 national, regional and local providers. We believe we are one of only five national providers and the largest provider based on number of ED contracts.

        Between 2000 and 2010, the total number of patient visits to hospital emergency departments increased from approximately 108 million to approximately 130 million per annum, an increase of 20%. We believe that a portion of the historical and expected growth of emergency department visits is driven by the shortage of primary care physicians in the United States, which causes many patients to utilize the ED as their primary source for healthcare. This trend, combined with a decline in the number of hospital emergency departments, has resulted in a substantial increase in the average number of patient visits per hospital emergency department during this period. We believe increased volumes through emergency departments and cost pressures facing hospitals have resulted in an increased focus by facilities on improving the operating efficiency of their emergency departments, a core competency of EmCare.

Anesthesiology Services

        We provide anesthesiology services to hospitals, free-standing surgery centers and physician offices. These services are performed by anesthesiologists and certified registered nurse anesthetists. Anesthesiologists are a key part of the effective management and productivity of surgery departments and free-standing ambulatory surgery centers. These clinicians can have a significant impact on patient throughput and the financial viability of the surgery department in hospitals and ambulatory surgery centers. The anesthesiology market is estimated to have annual expenditures of approximately $19 billion and is currently serviced primarily by hospitals, which self-operate their programs, and by local outsourced providers.

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

Radiology/Teleradiology Services

        We also provide radiology, including teleradiology, services to hospitals. The industry for these service lines is comprised of a number of smaller local and regional groups, who are at a disadvantage compared to national providers who have the ability to recruit, train, and leverage existing capital and infrastructure support. Teleradiology, the process whereby digital radiologic images are sent from one point to another, has become a fast growing component of the healthcare arena. This technology allows hospitals to have access to full-time radiology support even when access to full-time radiologists may be limited. The market for radiology and teleradiology services has estimated annual expenditures of approximately $11 billion and is currently serviced primarily by hospitals, which self-operate their programs, and by local outsourced providers.

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

        We believe the ambulance services market, including both emergent and non-emergent transports, represents annual expenditures of approximately $17 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 41 million ambulance transports in 2012. There are a limited number of regional ambulance providers and we are the larger of only two national ambulance providers based on net revenue.

Managed Transportation and Fixed-Wing Air Transport Services

        We provide managed transportation administration services to insurers, government entities, and health care providers. Through partnerships with external transportation providers, our services include managing ambulance, wheelchair car, and other types of transportation to provide a cost effective solution for those we serve. We believe the managed transportation market represents annual expenditures of approximately $2 billion.

        We also provide fixed-wing air ambulance transport services including the specialized medical care required by patients during the transports. We believe the medical air transportation market represents annual expenditures of approximately $3 billion.

Post-Acute Care Services

        In 2012, supported by two acquisitions, we began providing post-acute care services to patients after they have been discharged from the hospital. We provide a wide range of physician-led and coordinated services to these patients, which include on-site physician, nurse, physical therapy, podiatry and other provider services, and also transportation, mobile imaging and lab services.

Business Segments and Services

        We operate our business and market our services under our two business segments: EmCare and AMR. We provide facility-based physician services in 44 states and the District of Columbia and provide ambulance transport services in 40 states and the District of Columbia.

        The following is a detailed business description for our two business segments.

EMCARE

        EmCare is a leading provider of facility-based physician services to healthcare facilities in the United States. EmCare has 604 contracts with hospitals and independent physician groups to provide emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery staffing, and other management services. We have added 355 net new contracts since 2002. During 2012, EmCare had approximately 10.5 million patient encounters in 44 states and the District of Columbia. As of December 31, 2012, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology, and surgery services was approximately 1%.

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

        As derived from our annual audited consolidated financial statements, EmCare's net revenue, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands). The increase in total identifiable assets in 2011 primarily relates to the goodwill and other intangible assets recorded in connection with the Merger.

	As of and for the year ended December 31,
	2012	2011	2010
Net revenue	$1,915,148	$1,667,062	$1,478,462
Income from operations	199,300	164,242	166,925
Total identifiable assets	2,468,605	2,459,724	678,901

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on EmCare's financial results.

Hospital Based Services

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

        Practice Support Services.    We provide a substantial portion of our services to healthcare facilities through our affiliate physician groups. However, in some situations facilities and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet these needs. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2012, we had 10 practice support agreements which generated $31 million in net revenue.

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

Non-Hospital Based Services

        Post-Acute Care Business.    We provide physician-led services to patients in medical homes, nursing facilities, and/or other post-discharge settings. Our doctors coordinate the care of these chronically ill patients through the use of a broad-based group of care providers ranging from physicians to mid-level and nurse practitioners, to physical therapists and podiatrists. We market these services to managed care organizations, insurance companies, and healthcare systems.

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

        Tracking and Trending Claims.    We utilize an extensive claims database developed from our experience in the emergency department setting to identify claim trends and risk factors so that we can better target our risk management initiatives. Periodically, we target the medical conditions associated with our most frequent professional liability claims, and provide detailed education to assist our affiliated medical professionals in treating these medical conditions.

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

  •
  individual patients.

        The table below presents EmCare's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded:

	Percentage of EmCare cash collections for the year ended December 31,
	2012	2011	2010
Medicare	14.0%	14.3%	15.5%
Medicaid	3.7	4.4	5.0
Commercial insurance/managed care	60.3	57.1	52.5
Self-pay	3.3	2.8	2.6
Subsidies/fees	18.7	21.4	24.4

Total net revenue	100.0%	100.0%	100.0%

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

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 700 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements and has the capability to electronically submit most claims to the third party payors' systems. We forward uncollected accounts electronically to fifteen outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

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

        Hospital and Practice Support Contracts.    As of December 31, 2012, EmCare provided services under 604 contracts. Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

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

        We have established long-term relationships with some of the largest healthcare service providers in the country. One of these customers, Hospital Corporation of America, represented 15% of EmCare's net revenue for the year ended December 31, 2012 through several individual contracts. None of our remaining customers, many of which also have numerous individual contracts, represented revenue in the aggregate that amounts to 10% of our consolidated total net revenue for the years ended December 31, 2012 and 2011. Our top ten contracts represent $181 million, or 9.4%, of EmCare's net revenue for the year ended December 31, 2012. We have maintained our relationships with these customers for an average of 15 years.

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

Competition

        The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 1,000 national, regional and local providers handling an estimated 130 million patient visits in 2010. There are nearly 5,000 hospitals in the United States with emergency departments, of which approximately 65% currently outsource physician services. Of these hospitals that outsource, we believe approximately 48% contract with a local provider, 19% contract with regional provider and 33% contract with a national provider based on estimated net revenue.

        Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 6% share based on number of contracts. Other national providers of outsourced emergency department services are Hospital Physician Partners, Schumacher Group and California Emergency Physicians.

        The markets for anesthesiology, inpatient and radiology services are also highly fragmented. For anesthesiology services, we have a 1-2% share of the market with an additional 2% market share split between TeamHealth, Sheridan Healthcare, Premier Anesthesia, North American Partners in Anesthesia, and NorthStar Anesthesia. For inpatient services, Cogent HMG and Apogee are the market leaders, each with a 3% share. Other national providers are Team Health and IPC. For radiology services, four other national providers each have a market share similar to ours at 1%.

Insurance

        Professional Liability Program.    For the period January 1, 2002 through December 31, 2012, our professional liability insurance program provided "claims-made" insurance coverage with a limit of $1 million per loss event and a $3 million annual per provider aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. In addition, from time to time, we contract with insurance providers outside of our insurance program, customarily when the third party provider can provide economically more favorable terms to our insurance program for a specific specialist practice, or if it is a legacy provider from acquisitions. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

        For the 2002 through 2012 calendar years, most of our professional liability insurance coverage was provided by Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2012 calendar years.

        Captive Insurance Arrangement.    Our captive insurance company, EMCA Insurance Company, Ltd, or EMCA, is a wholly owned subsidiary of EmCare, formed under the Companies Law of the Cayman Islands. EMCA reinsures CCC for all losses associated with the CCC insurance policies under the professional liability insurance program, and provides collateral for the reinsurance arrangement through a trust agreement and through letters of credit.

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

Employees and Independent Contractors

        The following is the breakdown of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2012.

Job Classification	Full-time	Part-time	Total
Physicians	2,492	3,372	5,864
Physician assistants	524	410	934
Nurse practitioners	689	501	1,190
Non-clinical employees	1,780	385	2,165

Total	5,485	4,668	10,153

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

AMERICAN MEDICAL RESPONSE

        American Medical Response, Inc., or AMR, has developed the largest network of ambulance services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2012, we had a 7% share of the total ambulance services market and a 15% share of the outsourced ambulance market. During 2012, AMR treated and transported approximately 2.8 million patients in 40 states and the District of Columbia utilizing nearly 4,400 vehicles that operated out of more than 200 sites. AMR has more than 3,700 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with insurance companies, healthcare facilities, and government agencies.

        During 2012, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 26% of AMR's net revenue for the same period. The remaining balance of net revenue for 2012 was generated from managed transportation services, fixed-wing air ambulance services, and the provision of training, dispatch and other services to communities and public safety agencies including services provided to the Federal Emergency Management Agency, or FEMA.

        AMR has a national contract with FEMA to provide ambulance and para-transit services, as well as rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies in the full 48 contiguous states.

        As derived from our annual audited consolidated financial statements, AMR's net revenue, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands). The increase in total identifiable assets in 2011 primarily relates to the goodwill and other intangible assets recorded in connection with the Merger.

	As of and for the year ended December 31,
	2012	2011	2010
Net revenue	$1,384,973	$1,440,539	$1,380,860
Income from operations	57,641	49,170	79,058
Total identifiable assets	1,544,908	1,318,772	784,454

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

        Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 11% of AMR's net revenue for 2012.

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

  •
  Paramedic Training.  We own and operate National College of Technical Instruction, or NCTI, the largest paramedic training college in the United States, operating more accredited programs than any other school, with nearly 1,100 graduates in 2012.

  •
  Fixed-wing Air Ambulance Services.  We own Air Ambulance Specialists, Inc., a company that arranges fixed-wing air ambulance transportation services.

Medical Personnel and Quality Assurance

        Approximately 76% of our 16,500 employees have daily contact with patients, including approximately 5,500 paramedics, 6,900 EMTs and 200 nurses. Paramedics and EMTs must be state-certified and locally credentialed to transport patients and perform emergency care services. Certification as an EMT typically requires completion of approximately 150 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Paramedic training involves over 1,000 hours of didactic and clinical education focused on advanced levels of care. In addition, specialized courses may be completed to target specific patient populations (such as pediatrics, geriatrics, trauma, burns, etc).

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

        AMR has a strong commitment to provide high quality pre- and post-hospital emergency medical care. Our focus on patient care is based on the published medical literature, participation with leading academic medical centers throughout the country, affiliation with international efforts to improve clinical care in emergency medical services, or EMS, and our innovative approach known as AMR Medicine. In each individual location in which we provide services, a physician associated with a hospital we serve monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards. Our participation and leadership in national EMS organizations underscores the importance of our philosophy on patient care.

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

        The table below presents AMR's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded:

	Percentage of AMR cash collections for the year ended December 31,
	2012	2011	2010
Medicare	28.6%	27.8%	28.6%
Medicaid	6.3	6.5	6.3
Commercial insurance/managed care	41.4	43.0	44.8
Self-pay	6.9	6.9	6.0
Fees/subsidies	16.8	15.8	14.3

Total net revenue	100.0%	100.0%	100.0%

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

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in such regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Modernization Act, established regional rates, certain of which are higher than the BBA's national rates, and provided for the blending of the regional and national rates which extend the initial phase-in period until January 1, 2010. In addition, the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which was in effect through December 31, 2009 and was subsequently extended to December 31, 2013 pursuant to various legislative actions, including most recently, the American Taxpayer Relief Act of 2012.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $3 million during 2013. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

        See "Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2012, we had 169 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2012, our top ten 911 contracts accounted for approximately $320 million, or 23% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 31 years.

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

        Non-Emergency Transport.    We have more than 3,600 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

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

        We utilize an on-board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in a significant number of our vehicles in emergency response markets. During 2011 we equipped our vehicles with power stretchers, which we believe reduced the number of lifting injuries to our employees in 2012.

Competition

        Our predominant competitors are fire departments and other local governmental providers. Based on the population of the top 200 cities, we estimate fire departments and other local government providers are approximately 52% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve. Based on the population of the top 200 cities, we estimate approximately 48% of communities currently outsource ambulance services. Of these communities that outsource, we believe approximately 69% contract with a local or regional provider, 10% contract with a hospital-based provider and 21% contract with a national provider.

        Competition in the ambulance transport market is based primarily on:

  •
  pricing,

  •
  the ability to improve customer service, such as on-time performance and efficient call intake,

  •
  the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel, and

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, generates ambulance transport revenue less than half of AMR's net revenue. Other larger private provider competitors include Acadian Ambulance Service in Louisiana, Paramedics Plus in Texas, Oklahoma, Indiana, Florida and California, Falck, a Danish corporation, and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

        Workers Compensation, Auto and General Liability.    We have retained liability for the first $1 million to $3 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co., through an insurance subsidiary of AIG, or through our Cayman-based captive insurance subsidiary, EMCA. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

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

Employees

        The following is the breakdown of our employees by job classification as of December 31, 2012.

Job Classification	Full-time	Part-time	Total
Paramedics	3,667	1,812	5,479
Emergency medical technicians	4,216	2,679	6,895
Nurses	103	101	204
Support personnel	3,397	572	3,969

Total	11,383	5,164	16,547

        Approximately 48% of our employees are represented by 40 collective bargaining agreements. A total of 22 collective bargaining agreements, representing approximately 5,480 employees, are subject to renegotiation in 2013. While we believe we maintain a good working relationship with our employees, we have experienced some union work actions. We do not expect these actions to have a material adverse effect on our ability to provide service to our patients and communities.

Our Competitive Strengths

        We believe the following competitive strengths position our company to capitalize on the favorable trends occurring within the healthcare industry and the emergency medical services markets.

        Leading Player in Large, Growing and Highly Fragmented Markets.    We are a leading provider of outsourced facility-based physician services and medical transportation services in the United States. We have significant scale with approximately 13.3 million weighted patient encounters annually in approximately 2,100 communities across the United States. The markets in which we compete are highly fragmented with minimal presence from national providers, which we believe results in significant opportunities for continued market share gains as well as strategic "tuck-in" acquisitions. We believe our track record of consistently meeting or exceeding our customers' service expectations across both of our businesses affords us the opportunity to compete effectively in the bidding process for new contracts, as well as to continue to grow complementary service offerings.

        Strong, Stable Underlying Industry Volume Trends.    We operate within an attractive segment of healthcare services that is supported by strong and stable underlying market volume trends. Based on available data, hospital ED visits have grown at a compound annual growth rate, or CAGR, of 2.3% from 2000 to 2010, and ambulance transports have increased at a CAGR of 3.9% from 2003 to 2009, with no year-over-year declines in market volumes over these periods. These stable, historical market volumes are primarily supported by the critical non-discretionary nature of emergency medical services, as well as aging demographics and a shortage of primary care physicians in the United States.

        Broad Spread of Risk with Significant Customer, Geographic and Contract Diversification.    Because of our diverse revenue base, we are not reliant on any single facility, community or market. As of December 31, 2012, EmCare had 604 individual facility contracts, with the top 10 contracts representing only 9.4% of EmCare net revenue. One customer, Hospital Corporation of American, comprised 15% of EmCare's total net revenue. No other customer (including all facility contracts under a single hospital system) comprised more than 10% of consolidated total net revenue. As of December 31, 2012, AMR had 169 exclusive "911" emergency services contracts and 3,619 non-emergency transport arrangements. AMR's top ten "911" contracts accounted for approximately 23% of AMR net revenue in 2012. We believe that our other services, including anesthesia, hospitalist, radiology, managed transportation and fixed-wing air transport services, also exhibit a broad spread of risk through a diversified customer base and geographic footprint.

        Attractive Business Model with Stable Cash Flows and Proven Ability to De-Lever our Balance Sheet.    We believe our operating model and the contractual nature of our businesses drive a meaningful amount of recurring revenue which, combined with our relatively low capital expenditure and working capital requirements, lead to strong and predictable cash flows. During 2012, approximately 86% of our net revenue was generated under exclusive contracts. We believe these exclusive contracts and the critical care nature of our services have historically resulted in long-term, stable customer relationships. EmCare and AMR have maintained relationships with their ten largest customers for 15 and 31 years, respectively. We believe our ability to consistently deliver high levels of customer service and continue to improve our customer's key metrics are illustrated by our high contract retention rates of 86% in EmCare and 99% in AMR in 2012.

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

        Strong and Experienced Management Team with Demonstrated Track Record of Performance.    We have a strong and deep management team with a historical track record of success. Many of our officers have decades of industry experience and significant tenure at EMSC. We are led by William Sanger, CEO, who has 37 years of industry experience, Randy Owen, EVP, CFO and COO, who has 30 years of industry experience, and Todd Zimmerman, EmCare President and CEO and EMSC EVP, who has 22 years of industry experience. Our current management team has led us through a series of initiatives focused on driving organic revenue growth and productivity and efficiency gains as well as executing several strategic acquisitions.

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

        Grow Complementary Service Lines by Cross-Selling to Existing Customers and Adding New Customers.    We believe our track record of maintaining successful long-term relationships with customers, combined with the expanded breadth of our service offerings, creates opportunities for us to increase revenue from our existing customer base and add new customers seeking services we previously did not provide. We have entered complementary service lines at both EmCare and AMR that are designed to leverage our core competencies. At EmCare, we continue to expand our anesthesiology, hospitalist, radiology, teleradiology and surgery services through acquisitions and cross-selling to existing facilities. In addition, our cross-selling potential is enhanced by our national and regional contracts, which provide preferred access to a number of healthcare facilities throughout the United States. In 2012, 24% of EmCare's new sales were to existing customers compared to 14% in 2009. At December 31, 2012 the percentage of facilities utilizing multiple EmCare service lines was 19% compared to 11% as of December 31, 2009. At AMR, we have also expanded our service lines over the last several years to complement our emergency and non-emergency response services. For example, we continue to expand our managed transportation services by contracting with new payors, including governmental agencies, and providers. In addition, we believe we have opportunities to cross-sell our fixed-wing air transportation services to our existing ground ambulance customers.

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

        Expand Our Post-Acute Care Business Model.    We believe a growing need exists to better manage patient care after they have been discharged from the hospital. We recently acquired two companies that operate in the post-acute care environment and complement our existing service offerings. Our integrated, physician led model of coordinating care for these patients, many with advanced illness and chronic disease, will be a key component of our growth strategy.

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

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For 2012, we received approximately 20% of our net revenue from Medicare and 5% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

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

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon a national fee schedule, or Physician Fee Schedule, which contains a list of uniform rates. The payment rates under the Physician Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. Payment rates under the Physician Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index, or MEI, which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Physician Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. For 2012, the Center for Medicare and Medicaid Services, or CMS, projected a rate reduction of 27.4% under the statutory formula. The American Taxpayer Relief Act, enacted January 2, 2013 postponed the reductions through December 31, 2013. Medicare reimbursement to physicians could be reduced approximately 26.5% after December 31, 2013 unless Congress takes further action.

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

        With the passage of the Medicare Modernization Act, temporary modifications were made to the amounts payable under the Ambulance Fee Schedule in order to mitigate decreases in reimbursement in some regions caused by the Ambulance Fee Schedule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeded the national Ambulance Fee Schedule, the regional fee schedule was blended with the national Ambulance Fee Schedule on a temporary basis, until January 1, 2010. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. As partial relief, effective July 1, 2008 the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase in rates which was in effect through December 31, 2009 and was subsequently extended to December 31, 2013 pursuant to legislative enactments, including most recently, The American Taxpayer Relief Act, enacted January 2, 2013.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $3 million during 2013. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

Federal False Claims Act

        Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These "qui tam" whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. As part of the Patient Protection and Affordable Care Act, or PPACA, statutory provisions were added which allow improper retention of an overpayment for sixty days or more to be a basis for a false claim act allegation, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

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

Federal Anti-Kickback Statute

        We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. As part of PPACA, Congress amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it, making it easier for the government to prove that a defendant had the requisite state of mind or "scienter" required for a violation. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) in which parties can seek an advisory opinion from the OIG.

        We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to SNFs, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on U.S. Department of Health and Human Services (HHS) and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See "—Corporate Compliance Program and Corporate Integrity Obligations."

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

Administrative Simplification Provisions of HIPAA

        Among other directives, the Administrative Simplification Provisions of HIPAA required the federal Department of Health and Human Services (HHS) to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of certain individually identifiable protected health information (PHI) by "HIPAA covered entities," which include entities like AMR and EmCare.

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

        The American Recovery and Reinvestment Act (ARRA), enacted on February 18, 2009, included the Health Information Technology for Economic and Clinical Health Act (HITECH), which modified the HIPAA legislation significantly. Pursuant to HITECH, certain provisions of the HIPAA privacy and security regulations become directly applicable to "HIPAA business associates," which include EmCare when we are working on behalf of our affiliated medical groups. A final rule implementing HITECH was published in the Federal Register on January 25, 2013. That rule, which will be enforced by HHS beginning on September 23, 2013, enhances the protection of PHI and steps up penalties for violations of HIPPA.

        Violations of the HIPAA privacy and security standards, as amended by the HITECH Act, may result in civil and criminal penalties. The civil penalties range from $100 to $50,000 per violation, with a cap of $1.5 million per year for violations of the same standard during the same calendar year. However, a single breach incident can result in violations of multiple standards. We must also comply with the "breach notification" regulations, which implement certain provisions of HITECH. Under these regulations, in addition to reasonable remediation, covered entities must promptly notify affected individuals in the case of a breach of "unsecured PHI" as defined by HHS guidance, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches by the business associate.

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

        HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD-10 for medical coding on October 1, 2013. In a related final rule released the same day, HHS mandated that transaction standards for all electronic health care claims must switch to Version 5010 from Version 4010/4010A by April 1, 2012. In the final rule released August 24, 2012, CMS delayed ICD-10 compliance for one year, moving the date from October 1, 2013 to October 1, 2014. We believe we have complied with these mandates.

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

        We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupments, and can give rise to civil or criminal penalties. We have taken steps we believe were required to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

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

        Our website address is www.emsc.net. Under the "Investor Relations" heading on our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC.

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

        EmCare generally procures professional liability insurance coverage for its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, insurance coverage has been provided by affiliates of CCC, which then reinsures the entire program, procured primarily by EmCare's wholly-owned subsidiary, EMCA. Workers compensation coverage for EmCare's employees and applicable affiliated medical professionals is provided under a similar structure for the period through August 31, 2007. AMR currently has a self-insurance program fronted by unrelated third parties for all of its insurance programs subsequent to September 1, 2001. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

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

        In our fee-for-service arrangements, which generated approximately 82% of our net revenue for the year ended December 31, 2012, we, or our affiliated physicians, collect the fees for transports and physician services provided. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government- sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See Item 1A, "Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations." In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

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

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our net capital expenditures from purchases and sales of assets totaled $53 million, $65 million, and $49 million in the years ended December 31, 2012, 2011 and 2010, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

        A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient encounters and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the year ended December 31, 2012 was generated under contracts, including exclusive contracts that accounted for approximately 86% of our 2012 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal, or RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

        AMR.    The market for providing ambulance transport services to municipalities, counties, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as Rural/Metro Corporation, Falck, Southwest Ambulance, Paramedics Plus and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor.

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

        As of December 31, 2012, we contracted with approximately 3,550 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities was successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment of the physicians would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

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

        Approximately 48% of AMR's employees are represented by 40 active collective bargaining agreements. A total of 22 collective bargaining agreements, representing approximately 5,480 employees, are subject to renegotiation in 2013. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

        Our revenue and earnings under our national contract with FEMA are likely to vary significantly from period to period. In the past five years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $107 million. In its present form, the contract generates revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment. Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

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

        We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) "coordination of benefits" rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim; (3) requirements that we make repayment within a specified period of time to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) "reassignment" rules governing our ability to bill and collect professional fees on behalf of our physicians; (6) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (7) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

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

        On January 16, 2009, the HHS released the final rule mandating that everyone covered by HIPAA, which includes EmCare and AMR, must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical coding on October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than ICD-9 codes. In a related final rule released the same day, HHS mandated that the HIPAA transaction standards required by HIPAA for all electronic health care claims, remittance, eligibility claims, status requests and responses, and other transactions must switch to Version 5010 from Version 4010/4010A by April 1, 2012. HHS adopted version 5010 to replace the current standards that covered entities must use when conducting claims submissions and other electronic transactions covered by HIPAA. HHS subsequently postponed the deadline for implementation of ICD-10 codes until October 1, 2014. We may incur additional costs for computer system updates, training, and other resources required to implement these changes.

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

        The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required HHS to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by "covered entities," which include EmCare and AMR.

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

        The HITECH Act, as implemented by an omnibus final rule published in the Federal Register on January 25, 2013, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to the HITECH Act, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under the HITECH Act, which now imposes mandatory penalties for certain violations of HIPAA that are due to "willful neglect." Penalties start at $100 per violation and are not to exceed $50,000, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. The HITECH Act also authorized state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys' fees related to violations of HIPAA in such cases. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

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

        Almost all of our revenue is either from the healthcare industry or could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed into law the Patient Protection and Affordable Care Act, or the PPACA, commonly referred to as "the healthcare reform legislation," made major changes in how health care is delivered and reimbursed, and increases access to health insurance benefits to the uninsured and underinsured population of the United States. The PPACA, among other things, increases the number of individuals with Medicaid coverage, implements reimbursement policies that tie payment to quality, facilitates the creation of "accountable care organizations" that may use capitation and other alternative payment methodologies, increases enforcement of fraud and abuse laws, and encourages the use of information technology. Many of these changes will not go into effect until 2014 and many require implementing regulations which have not yet been drafted or have been released only as proposed rules.

        Following challenges to the constitutionality of certain provisions of PPACA by a number of states, on June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed HHS to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding. It is unclear how many states will decline to implement the Medicaid expansion. While PPACA will increase the likelihood of more people in the U.S. with access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or result of operations.

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

        In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney's Office for the Central District of California, or the USAO, seeking certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, we were notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

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

        In the last seven years, we have entered into two settlement agreements with the United States government. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. In May 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG to resolve allegations that AMR subsidiaries submitted claims for reimbursement in periods dating back to 2000. The government believed such claims lacked support for the level billed in violation of the False Claims Act.

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

        On August 7, 2012, EmCare received a subpoena from the Office of the Inspector General of the HHS. The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare's contracts for services at hospitals that are affiliated with Health Management Associates, Inc. We intend to cooperate with the government during its investigation and, as such, are in the process of gathering responsive documents, formulating a written response to the subpoena and are seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

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

Changes in the rates or methods of third party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.

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

        In addition to changes from PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. For example, Congress has mandated that the Medicare Payment Advisory Commission, commonly known as "MedPAC", provide it with a report making recommendations regarding certain aspects of the Medicare ambulance fee schedule. The MedPAC report is due in June 2013. In November 2012, MedPAC voted to approve final recommendations for the report that include reductions in payment for some types of ambulance services and increases in others. If Congress implements these recommendations it is possible that the resultant changes in the ambulance fee schedule will decrease payments by Medicare for our ambulance services. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $3 million during 2013. In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

        Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. Physician payments under the Medicare Physician Fee Schedule are updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 updates through 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 levels (earlier estimates had projected a 29.5% reduction). The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, froze the 2011 updates through February 29, 2012 and the American Taxpayer Relief Act, enacted January 2, 2013, extended this through December 31, 2013. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment may adversely impact physician revenues, as well as EmCare revenues.

        The freezing of the update factor does not translate to 2013 payment rates at the 2012 level for all physician procedures. Rather, from year-to-year some physician specialties, including EmCare's physicians (who are emergency medicine physicians, anesthesiologists, hospitalists and radiologists), may see higher or lowered payments due to a variety of regulatory factors. Each physician service is given a weight that measures its costliness relative to other physician services. CMS is required to make periodic assessments regarding the weighting of procedures, impacting the payment amounts. For 2013, CMS published estimates of changes by specialty based on a number of factors. The full impact of these changes on any given practice went into effect at the beginning of 2013. CMS estimated that the impact for 2013 is a 0% change for emergency medicine, 1% increase in anesthesiology, a 4% increase for internal medicine, and a 3% reduction in radiology. At this time, we cannot predict the impact, if any, these changes will have on EmCare's future revenues.

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

        On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25), or the Budget Control Act, was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction, or the Joint Committee, was established to develop recommendations to reduce the deficit, over 10 years, by 1.2 to 1.5 trillion dollars, and was required to report its recommendations to Congress by November 23, 2011. Under the Act, Congress was then required to consider the Joint Committee's recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce Federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. Certain programs, such as Social Security and Medicaid, would be exempt from the cuts. According to a report released by the White House Office of Management and Budget on September 14, 2012, reimbursements will be cut by 2% for Medicare providers, including physicians and ambulance providers. We are unable to predict whether Congress will act to avoid these cuts but, if it fails to do so, any such reductions could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Capital Structure and Our Debt

Our substantial indebtedness may adversely affect our financial health and prevent us from making payments on our indebtedness.

        We have substantial indebtedness. As of December 31, 2012, we had total indebtedness, including capital leases, of approximately $2,222 million, including $935 million of our 8.125% Notes due 2019, or the Notes, $1,161 million of borrowings under the senior secured term loan facility, or the Term Loan Facility, $125 million of borrowings under the ABL Facility and approximately $1 million of other long-term indebtedness. In addition, as of December 31, 2012, after giving effect to approximately $130 million of letters of credit issued under the asset-based revolving credit facility, or the ABL Facility, we were able to borrow approximately $95 million under the ABL Facility. As of December 31, 2012, we also had approximately $146 million in operating lease commitments.

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

  •
  require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other purposes, including making cash available to Holding, by dividend, debt repayment or otherwise to enable Holding to make payments on its debt obligations, including Holding's 9.250% / 10.000% Senior PIK Toggle Notes due 2017 (the "Holding PIK Notes");

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  place us at a competitive disadvantage compared to competitors that have less indebtedness; and

  •
  limit our ability to borrow additional funds that may be needed to operate and expand our business.

        The indenture governing the Notes and the credit agreements governing the ABL Facility and the Term Loan Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among other things, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our indebtedness levels, we, our subsidiaries and our affiliated professional corporations may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness.

        We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us, our subsidiaries and our affiliated professional corporations from doing so. If we or our subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreements governing the ABL Facility, the Term Loan Facility and the indenture governing the Notes, we and our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing our indebtedness.

        After giving effect to $130 million of letters of credit issued under the ABL Facility, as of December 31, 2012, we are able to borrow an additional $95 million under the ABL Facility. All of these borrowings would be secured and would rank senior to the Notes and the subsidiary guarantees.

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

        The indenture governing the Notes and the credit agreements governing the ABL Facility and the Term Loan Facility restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

        Indenture.    The indenture governing the Notes contains restrictive covenants that, among other things, limits our ability and the ability of our restricted subsidiaries to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  pay dividends, redeem stock or make other distributions, including distributions to Holding to make payments in respect of its Holding PIK Notes;

  •
  make investments;

  •
  create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

  •
  create liens;

  •
  transfer or sell assets;

  •
  merge or consolidate;

  •
  enter into certain transactions with our affiliates; and

  •
  designate subsidiaries as unrestricted subsidiaries.

        Senior Secured Credit Facilities.    The ABL Facility and the Term Loan Facility contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

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

        The credit agreement governing the ABL Facility also contains other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under ABL credit agreement and the Term Loan Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

        Our failure to comply with obligations under the indenture governing the Notes and the credit agreements governing the ABL Facility and the Term Loan Facility may result in an event of default under that indenture or those credit agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        Our indebtedness under the ABL Facility bears interest at variable rates, and, to the extent LIBOR exceeds 1.5%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2012, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.5%, each one percentage point change in interest rates would result in approximately a $12 million increase in annual interest expense on the ABL Facility and the Term Loan Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indenture governing Holding PIK Notes.

        Under the indenture governing the Holding PIK Notes, if Holding experiences specific kinds of change of control, Holding must offer to repurchase the Holding PIK Notes at a price equal to 101% of the principal amount of the Holding PIK Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the indenture governing the Holding PIK Notes would also constitute a default under the credit agreements governing the ABL Facility and Term Loan Facilities that permits the lenders to accelerate the maturity of borrowings thereunder and would require us to offer to repurchase the Notes under the indenture governing the Notes. In addition, the Senior Secured Credit Facilities and the Notes may limit or prohibit the purchase of the Holding PIK Notes by us in the event of a change of control, unless and until the indebtedness under the Senior Secured Credit Facilities and the Notes is repaid in full. As a result, following a change of control event, Holding may not be able to repurchase the Holding PIK Notes unless all indebtedness outstanding under the Senior Secured Credit Facilities and the Notes are first repaid and any other indebtedness that contains similar provisions is repaid, or Holding may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the Holding PIK Notes. Any future debt agreements that we enter into may contain similar provisions. We may not be able to obtain such a waiver, in which case Holding may be unable to repay all indebtedness under the Holding PIK Notes.

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

EmCare

        Facilities.    We lease approximately 144,000 square feet in an office building at 13737 Noel Road, Dallas, Texas, for certain of EmCare's key support functions and regional operations. Our primarily lease expires in 2024. We also lease 37 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2019.

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

AMR

        Facilities.    In addition to the corporate headquarters, we also lease approximately 560 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 19 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2025.

        Vehicle Fleet.    We own and operate approximately 4,400 vehicles. Of these, 79% are ambulances, 8% are wheelchair vans and 13% are support vehicles. Approximately 200 ambulances are part of our reserve fleet used to respond to FEMA deployments and during peak transport activity in several of our markets. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately 6 years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We continue to explore ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

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

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We reviewed the information provided by the government and provided our response. On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, we entered into a CIA for a five-year period beginning May 20, 2011. Pursuant to this CIA, we are required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. We entered into the settlement in order to avoid the uncertainties of litigation, and have not admitted any wrongdoing.

        In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney's Office for the Central District of California, or the USAO, seeking certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, we were notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. We are unable at this time to estimate the amount of potential damages, if any.

        All of the eleven purported class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc., or the Merger Agreement, which were filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of EMSC's board of directors, and other parties have now been voluntarily dismissed or settled. Seven of the eleven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, and were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. That consolidated class action was voluntarily dismissed without prejudice by the plaintiffs on September 26, 2011. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Those two actions were voluntarily dismissed without prejudice by the plaintiffs on September 16, 2011 and October 24, 2011, respectively. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and were also consolidated. On March 23, 2012, the U.S. District Court issued a final order of judgment approving the impending settlement that we had previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, and we incurred no material charges in connection with the settlement. That order approved the settlement as set forth in a Stipulation of Settlement among the parties dated as of November 28, 2011 and released all of the plaintiffs' and the class's claims against the defendants.

        In addition to the foregoing shareholder class actions, Merion Capital, L.P., a former stockholder of EMSC, has filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in EMSC prior to the Merger. Merion Capital was the holder of 599,000 shares of class A common stock in EMSC prior to the Merger. We have not paid any merger consideration for these shares and have recorded a reserve in the amount of $41.8 million which includes $3.5 million of accrued interest for such unpaid merger consideration pending conclusion of the appraisal action.

        On August 7, 2012, EmCare received a subpoena from the OIG. The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare's contracts for services at hospitals that are affiliated with Health Management Associates, Inc. ("HMA"). The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        On February 5, 2013, our Air Ambulance Specialists, Inc. subsidiary, or AASI, received a subpoena from the Federal Aviation Administration relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. We intend to cooperate with the government during its investigation and, as such, are in the process of gathering responsive documents, formulating a written response to the subpoena and seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

        On February 14, 2013, our EmCare subsidiary received a subpoena from the OIG requesting documents in connection with EmCare's arrangements with Community Health Services, Inc., or CHS, requesting information related to EmCare's relationship with CHS. We intend to cooperate with the government during its investigation. At this time, we are unable to determine the potential impact, if any, that will result from this investigation.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for the Company's common stock. The Company had one record holder of common stock on March 8, 2013, and no equity securities of the Company are authorized for issuance under any equity compensation plan. However, officers and a limited number of key employees of the Company are eligible for equity grants under the CDRT Holding Corporation Stock Incentive Plan, or the Holding Stock Incentive Plan.

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

        Financial data for each of the periods indicated are derived from our audited consolidated financial statements.

	Successor		Predecessor
		Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
				Year ended December 31,
	Year ended December 31, 2012
				2010	2009	2008
Statement of Operations Data:
Revenue, net of contractual discounts	$5,834,632	$3,146,039	$2,053,311	$4,790,834	$4,333,847	$3,769,302
Provision for uncompensated care	(2,534,511)	(1,260,228)	(831,521)	(1,931,512)	(1,764,162)	(1,359,438)

Net revenue	3,300,121	1,885,811	1,221,790	2,859,322	2,569,685	2,409,864
Compensation and benefits	2,307,628	1,311,060	874,633	2,023,503	1,796,779	1,637,425
Operating expenses	421,424	259,639	156,740	359,262	334,328	383,359
Insurance expense	97,950	65,030	47,229	97,330	97,610	82,221
Selling, general and administrative expenses	78,341	44,355	29,241	67,912	63,481	69,658
Depreciation and amortization expense	123,751	71,312	28,467	65,332	64,351	68,980
Restructuring charges	14,086	6,483	—	—	—	—

Income from operations	256,941	127,932	85,480	245,983	213,136	168,221
Interest income from restricted assets	625	1,950	1,124	3,105	4,516	6,407
Interest expense	(171,145)	(104,701)	(7,886)	(22,912)	(40,996)	(42,087)
Realized gain (loss) on investments	394	41	(9)	2,450	2,105	2,722
Interest and other income (expense)	1,422	(3,151)	(28,873)	968	1,816	2,055
Loss on early debt extinguishment	(8,307)	—	(10,069)	(19,091)	—	(241)

Income before income taxes and equity in earnings of unconsolidated subsidiary	79,930	22,071	39,767	210,503	180,577	137,077
Income tax expense	(31,850)	(9,328)	(19,242)	(79,126)	(65,685)	(52,530)

Income before equity in earnings of unconsolidated subsidiary	48,080	12,743	20,525	131,377	114,892	84,547
Equity in earnings of unconsolidated subsidiary	379	276	143	347	347	300

Net income	$48,459	$13,019	$20,668	$131,724	$115,239	$84,847

	Successor		Predecessor
		Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011
				Year ended December 31,
	Year ended December 31, 2012
				2010	2009	2008
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$216,248	$114,821	$67,975	$185,544	$272,553	$211,457
Investing activities	(154,043)	(2,965,976)	(89,459)	(158,865)	(116,629)	(74,945)
Financing activities	(138,677)	2,698,630	20,671	(72,206)	30,791	(19,253)
Cash and cash equivalents	57,551	134,023	286,548	287,361	332,888	146,173
Total assets	4,029,340	4,013,108		1,748,552	1,654,707	1,541,219
Long-term debt and capital lease obligations, including current maturities	2,222,205	2,372,289		421,276	453,930	458,505
Shareholders' equity	975,902	913,490		847,205	686,087	539,039

Quarterly Results

        The following table summarizes our unaudited results for each quarter in the years ended December 31, 2012 and 2011 (in thousands). Balances for the quarter ended June 30, 2011 are presented on a combined basis of the Predecessor and Successor periods.

	2012
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$806,294	$801,098	$820,811	$871,918
Income from operations	52,496	60,256	68,624	75,565
Net income	5,792	7,841	15,209	19,617

	2011
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$760,835	$780,498	$788,087	$778,181
Income from operations	64,896	48,456	55,045	45,015
Net income	36,164	(9,670)	5,810	1,383

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations ("MD&A") should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in Item 8 of this Report and the "Selected Financial Data" included in Item 6 of this Report. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in Item 1A of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

        Our consolidated financial statements referred to in this Item 7 are included in Item 8 of this Annual Report.

Company Overview

        We are a leading provider of facility-based outsourced physician services and emergency medical services in the United States. We operate our business and market our services under the EmCare and AMR brands. EmCare is a leading provider of physician services in the United States, based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide facility-based physician services for emergency departments, as well as anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs. AMR is a leading provider of medical transportation services to communities, payors, and hospitals in the United States based on net revenue and number of transports. Approximately 86% of our net revenue for the year ended December 31, 2012 was generated under exclusive contracts. We had retention rates of 86% at EmCare and 99% at AMR as of December 31, 2012 based on number of contracts. During 2012, we provided services in approximately 13.3 million weighted patient encounters in more than 2,100 communities nationwide.

EmCare

        Over its 40 years of operating history, EmCare has become the largest provider of outsourced emergency department services to healthcare facilities in the United States based on number of contracts with hospitals and affiliated physician groups. During 2012, EmCare had approximately 10.5 million patient encounters in 44 states and the District of Columbia. As of December 31, 2012, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market, the largest share among outsourced providers based on number of contracts. EmCare's share of the combined markets for anesthesiology, hospitalist, radiology and surgery services was approximately 1% as of such date.

        EmCare provides facility-based physician services and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 604 contracts with hospitals and independent physician groups to provide emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery staffing and other administrative services.

American Medical Response

        Over its nearly 55 years of operating history, AMR has developed the largest network of ambulance services in the United States. As of December 31, 2012, AMR had a 7% share of the total ambulance services market and a 15% share of the outsourced ambulance market, the largest share among outsourced providers based on net revenue. During 2012, AMR treated and transported approximately 2.8 million patients in 40 states and the District of Columbia by utilizing its fleet of nearly 4,400 vehicles that operated out of more than 200 sites. As of December 31, 2012, AMR had more than 3,700 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. During 2012, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports accounted for 26% of AMR's net revenue for the same period. The remaining balance of net revenue for 2012 was generated from managed transportation services, fixed-wing air ambulance services, and the provision of training, dispatch and other services to communities and public safety agencies.

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

Presentation

        This MD&A is presented for the Successor year ended December 31, 2012 as well as the Successor period from May 25, 2011 through December 31, 2011, the Predecessor period from January 1, 2011 through May 24, 2011 and the Predecessor year ended December 31, 2010. The full year 2011 is also presented on a Pro Forma basis along with the year ended December 31, 2010. Predecessor and Successor results relate to the periods preceding the Merger and succeeding the Merger, respectively. The Company believes that the discussion on a Pro Forma basis is a useful supplement to the historical results as it allows the 2011and 2010 results of operations to be analyzed on a more comparable basis to the 2012 full year results. The Unaudited Pro Forma Combined Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the Merger had occurred on January 1, 2011 and 2010. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the Merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the Merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited Pro Forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future. See Note 1 to the accompanying consolidated financial statements.

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

        The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2012, 2011 and 2010. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
	2012	2011	2010	2012	2011	2010
Medicare	20.2%	20.6%	22.0%	25.6%	25.9%	25.2%
Medicaid	4.8	5.4	5.6	10.8	12.5	12.9
Commercial insurance and managed care	52.3	50.5	48.7	45.3	43.2	42.2
Self-pay	4.8	4.7	4.3	18.3	18.4	19.7
Fees and subsidies	17.9	18.8	19.4	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        Our 2011 volume mix was positively impacted compared to our 2010 volume mix primarily by the expansion of our anesthesia business, which has a lower percentage of self-pay volume than our emergency department, radiology and inpatient services businesses. Our self-pay cash collections also increased during 2011 compared to 2010 due to higher collections associated with recent acquisitions and from our existing contracts.

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

EmCare

        Of EmCare's net revenue for the year ended December 31, 2012, approximately 77% was derived from our hospital contracts for emergency department staffing, 12% from contracts related to anesthesiology services, 5% from our hospitalist/inpatient services, 3% from our radiology/teleradiology services, 1% from surgery services and 2% from other hospital management services. Approximately 82% of EmCare's net revenue was generated from billings to third party payors and patients for patient encounters and approximately 18% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

  •
  Patient encounters.  We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate patient encounters into four main categories—emergency department visits, anesthesiology and hospitalist encounters, and radiology reads—due to the differences in reimbursement and the associated costs of providing the various services. As a result of these differences, in certain analyses we weight our patient encounter numbers according to category in an effort to better measure net revenue and costs.

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

AMR

        Approximately 85% of AMR's net revenue for the year ended December 31, 2012 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies, including

FEMA, for the provision of training, dispatch center and other services. AMR's measures for transport net revenue include:

  •
  Transports.  We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs.

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

        We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of equipment to reduce lifting injuries and other risk mitigation processes.

        AMR's business requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Non-GAAP Measures

        Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest income from restricted assets, interest and other (expense) income, realized gain (loss) on investments, interest expense, equity-based compensation expense, related party management fees, restructuring charges, and depreciation and amortization expense. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        The following tables set forth a reconciliation of Adjusted EBITDA to net income for our company, and reconciliations of Adjusted EBITDA to income from operations for our two operating segments and a reconciliation of Adjusted EBITDA to cash flows from operating activities, using data derived from our financial statements for the periods indicated (amounts in thousands):

	Year ended December 31, 2012 (Successor)	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)	Year ended December 31, 2010 (Predecessor)
Consolidated/Combined
Adjusted EBITDA	$404,651	$214,789	$130,582	$322,119
Depreciation and amortization expense	(123,751)	(71,312)	(28,467)	(65,332)
Restructuring charges	(14,086)	(6,483)	—	—
Interest income from restricted assets	(625)	(1,950)	(1,124)	(3,105)
Equity-based compensation expense	(4,248)	(4,098)	(15,112)	(6,699)
Related party management fees	(5,000)	(3,014)	(399)	(1,000)

Income from operations	256,941	127,932	85,480	245,983
Interest income from restricted assets	625	1,950	1,124	3,105
Interest expense	(171,145)	(104,701)	(7,886)	(22,912)
Realized gain (loss) on investments	394	41	(9)	2,450
Interest and other (expense) income	1,422	(3,151)	(28,873)	968
Loss on early debt extinguishment	(8,307)	—	(10,069)	(19,091)
Income tax expense	(31,850)	(9,328)	(19,242)	(79,126)
Equity in earnings of unconsolidated subsidiary	379	276	143	347

Net income	$48,459	$13,019	$20,668	$131,724

EmCare
Adjusted EBITDA	$260,657	$141,374	$77,686	$192,426
Depreciation and amortization expense	(55,719)	(33,086)	(9,411)	(20,384)
Restructuring charges	(1,519)	(542)	—	—
Interest income from restricted assets	11	(1,192)	(584)	(1,729)
Equity-based compensation expense	(1,897)	(1,683)	(6,801)	(2,948)
Related party management fees	(2,233)	(1,339)	(180)	(440)

Income from operations	$199,300	$103,532	$60,710	$166,925

AMR
Adjusted EBITDA	$143,994	$73,415	$52,896	$129,693
Depreciation and amortization expense	(68,032)	(38,226)	(19,056)	(44,948)
Restructuring charges	(12,567)	(5,941)	—	—
Interest income from restricted assets	(636)	(758)	(540)	(1,376)
Equity-based compensation expense	(2,351)	(2,415)	(8,311)	(3,751)
Related party management fees	(2,767)	(1,675)	(219)	(560)

Income from operations	$57,641	$24,400	$24,770	$79,058

	Year ended December 31, 2012 (Successor)	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)	Year ended December 31, 2010 (Predecessor)
Adjusted EBITDA	$404,651	$214,789	$130,582	$322,119
Related party management fees	(5,000)	(3,014)	(399)	(1,000)
Restructuring charges	(14,086)	(6,483)	—	—
Interest expense (less deferred loan fee amortization)	(154,794)	(94,470)	(6,556)	(20,428)
Change in accounts receivable	(82,126)	(4,730)	(10,149)	(22,241)
Change in other operating assets/liabilities	66,377	25,146	14,234	(825)
Excess tax benefits from stock-based compensation	(873)	—	(12,427)	(15,660)
Interest and other (expense) income	1,422	(3,151)	(28,873)	968
Income tax expense, net of change in deferred taxes	82	(13,459)	(18,897)	(80,305)
Other	595	193	460	2,916

Cash flows provided by operating activities	$216,248	$114,821	$67,975	$185,544

Factors Affecting Operating Results

Rate Changes by Government Sponsored Programs

        In February 2002, CMS issued the Final Rule that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of approximately $3 million during 2013. While a reduced fee schedule was scheduled to go into effect in 2013, Congress extended updates preventing any reductions in payment rates through December 31, 2013. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

        Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

        Medicare law requires CMS to adjust the Medicare Physician Fee Schedule payment rates annually based on a formula which includes an application of the Sustainable Growth Rate that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2012. Absent further legislative action by Congress, the reduced Medicare Physician Fee Schedule would go into effect on January 1, 2014.

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

Inflation and Fuel Costs

        Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 12.3%, 10.9%, 11.1% and 10.2% of AMR's operating expenses for the year ended December 31, 2012, the Successor and Predecessor 2011 periods, and the year ended December 31, 2010, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

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

Claims Liability and Professional Liability Reserves

        We are generally self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. At the date of the Merger, reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that are risk free. Management believes this is the rate at which we could transfer such liabilities in an orderly transaction between market participants at the time. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation. During 2012 we recorded a decrease in our provisions for insurance liabilities of $2.5 million, an increase of $5.6 million and $8.2 million during the Successor and Predecessor 2011 periods, respectively and an increase of $0.4 million during 2010 related to reserves for losses in prior years. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

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

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 13.3 million weighted annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the various commercial and managed care contracts.

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

        In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue for the year ended December 31, 2012, the Successor and Predecessor 2011 periods, and the year ended December 31, 2010.

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

Goodwill and Other Intangible Assets

        Due to the Merger, management recorded all assets and liabilities at their estimated fair value on the acquisition date. This has resulted in a significant amount of goodwill due to business combination accounting. Goodwill represents the excess of cost over the fair value of net assets acquired, including identifiable intangible assets. The estimate of fair value requires various assumptions including the use of projections of future cash flows and discount rates that reflect the risks associated with achieving the future cash flows. Changes in the underlying business could affect these estimates, which in turn could affect the fair value recorded.

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

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our consolidated audited statements of operations for the Successor year ended December 31, 2012 as well as the Successor period from May 25, 2011 through December 31, 2011, the Predecessor period from January 1, 2011 through May 24, 2011 and the Predecessor year ended December 31, 2010. The full year 2011 and the year ended December 31, 2010 are also presented on a Pro Forma basis. As noted previously in Item 2, the Pro Forma results of operations will be discussed as supplemental information. Management believes that the discussion on the Pro Forma results is meaningful as it allows the results of operations for the year ended December 31, 2012 to be analyzed to a comparable period in 2011 and 2010. The Unaudited Pro Forma Combined Consolidated Statements of Operations reflect the consolidated results of operations of the Company as if the Merger had occurred on January 1, 2011 and 2010. The historical financial information has been adjusted to give effect to events that are (1) directly attributed to the Merger, (2) factually supportable, and (3) with respect to the income statement, expected to have a continuing impact on the combined results. Such items include interest expense related to debt issued in conjunction with the Merger as well as additional amortization expense associated with the valuation of intangible assets. This unaudited Pro Forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be obtained in the future. See Note 1 to the accompanying consolidated financial statements.

Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

		As Reported
		Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)
						Pro forma
	Year ended December 31, 2012 (Successor)
				Pro forma adjustments		Year ended December 31, 2011
Net revenue	$3,300,121	$1,885,811	$1,221,790	$—		$3,107,601
Compensation and benefits	2,307,628	1,311,060	874,633	(12,431)	(a)	2,173,262
Operating expenses	421,424	259,639	156,740	—		416,379
Insurance expense	97,950	65,030	47,229	—		112,259
Selling, general and administrative expenses	78,341	44,355	29,241	1,274	(b)	74,870
Depreciation and amortization expense	123,751	71,312	28,467	17,534	(c)	117,313
Restructuring charges	14,086	6,483	—	—		6,483

Income from operations	$256,941	$127,932	$85,480	$(6,377)		$207,035
Interest income from restricted assets	625	1,950	1,124	—		3,074
Interest expense	(171,145)	(104,701)	(7,886)	(58,653)	(d)	(171,240)
Realized gain on investments	394	41	(9)	—		32
Interest and other (expense) income	1,422	(3,151)	(28,873)	33,062	(e)	1,038
Loss on early debt extinguishment	(8,307)	—	(10,069)	10,069	(f)	—
Equity in earnings of unconsolidated subsidiary	379	276	143	—		419
Income tax expense	(31,850)	(9,328)	(19,242)	12,794	(g)	(15,776)

Net income	$48,459	$13,019	$20,668	$(9,105)		$24,582

(a)
To eliminate accelerated stock-based compensation incurred in connection with the Transaction.

(b)
To record additional management fee expense to reflect $5 million per year due to CD&R. The 2011 Predecessor period reported the proportional amount of $1 million per year due to Onex. This amount is partially offset by additional deferred rent amortization due to fresh start lease accounting.

(c)
To record additional amortization and depreciation due to the increased value of intangible and fixed assets.

(d)
To record additional interest expense associated with the issuance of our senior subordinated unsecured notes and borrowings under our new credit facilities. In conjunction with entering into our new credit facility, we increased our total outstanding debt by $2.0 billion.

(e)
To eliminate investment banking, legal, accounting and other advisory services transaction costs incurred with the Merger

(f)
To eliminate the loss on early debt extinguishment including unamortized debt issuance costs associated with our credit facility that was discontinued in conjunction with the Merger.

(g)
To record the net tax adjustment for items (a) through (f)

		As Reported
			Period from January 1 through May 24, 2011 (Predecessor)
		Period from May 25 through December 31, 2011 (Successor)		Pro forma
	Year ended December 31, 2012 (Successor)
				Year ended December 31, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	69.9	69.5	71.6	69.9
Operating expenses	12.8	13.8	12.8	13.4
Insurance expense	3.0	3.4	3.9	3.6
Selling, general and administrative expenses	2.4	2.4	2.4	2.4
Depreciation and amortization expense	3.7	3.8	2.3	3.8
Restructuring charges	0.4	0.3	—	0.2

Income from operations	7.8%	6.8%	7.0%	6.7%

	As Reported
	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)
				Pro forma	As Reported		Pro forma
			Pro forma adjustments	Year ended December 31, 2011	Year ended December 31, 2010	Pro forma adjustments	Year ended December 31, 2010
Net revenue	$1,885,811	$1,221,790	$—	$3,107,601	$2,859,322	$—	$2,859,322
Compensation and benefits	1,311,060	874,633	(12,431)	2,173,262	2,023,503	—	2,023,503
Operating expenses	259,639	156,740	—	416,379	359,262	—	359,262
Insurance expense	65,030	47,229	—	112,259	97,330	—	97,330
Selling, general and administrative expenses	44,355	29,241	1,274	74,870	67,912	3,259	71,171
Depreciation and amortization expense	71,312	28,467	17,534	117,313	65,332	51,747	117,079
Restructuring charges	6,483	—	—	6,483	—	—	—

Income from operations	$127,932	$85,480	$(6,377)	$207,035	$245,983	$(55,006)	$190,977
Interest income from restricted assets	1,950	1,124	—	3,074	3,105	—	3,105
Interest expense	(104,701)	(7,886)	(58,653)	(171,240)	(22,912)	(148,251)	(171,163)
Realized gain (loss) on investments	41	(9)	—	32	2,450	—	2,450
Interest and other (expense) income	(3,151)	(28,873)	33,062	1,038	968	—	968
Loss on early debt extinguishment	—	(10,069)	10,069	—	(19,091)	19,091	—
Equity in earnings of unconsolidated subsidiary	276	143	—	419	347	—	347
Income tax expense	(9,328)	(19,242)	12,794	(15,776)	(79,126)	68,723	(10,403)

Net income	$13,019	$20,668	$(9,105)	$24,582	$131,724	$(115,443)	$16,281

	As Reported
			Pro forma	As Reported	Pro forma
	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)
			Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2010

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	69.5	71.6	69.9	70.8	70.8
Operating expenses	13.8	12.8	13.4	12.6	12.6
Insurance expense	3.4	3.9	3.6	3.4	3.4
Selling, general and administrative expenses	2.4	2.4	2.4	2.4	2.5
Depreciation and amortization expense	3.8	2.3	3.8	2.3	4.1
Restructuring charges	0.3	—	0.2	—	—

Income from operations	6.8%	7.0%	6.7%	8.6%	6.7%

EmCare

(dollars in thousands)

		As Reported
		Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)
					Pro forma
	Year ended December 31, 2012 (Successor)
				Pro forma adjustments	Year ended December 31, 2011
Net revenue	$1,915,148	$1,025,003	$642,059	—	$1,667,062
Compensation and benefits	1,494,790	798,439	513,639	(5,470)	1,306,608
Operating expenses	74,498	35,360	21,038	—	56,398
Insurance expense	53,067	34,060	24,361	—	58,421
Selling, general and administrative expenses	36,255	19,984	12,900	568	33,452
Depreciation and amortization expense	55,719	33,086	9,411	10,205	52,702
Restructuring charges	1,519	542	—	—	542

Income from operations	$199,300	$103,532	$60,710	(5,303)	$158,939

	As Reported
	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)			As Reported
				Pro forma			Pro forma
					Year ended December 31, 2010 (Predecessor)
			Pro forma adjustments	Year ended December 31, 2011		Pro forma adjustments	Year ended December 31, 2010
Net revenue	$1,025,003	$642,059	—	$1,667,062	$1,478,462	—	$1,478,462
Compensation and benefits	798,439	513,639	(5,470)	1,306,608	1,164,389	—	1,164,389
Operating expenses	35,360	21,038	—	56,398	45,745	—	45,745
Insurance expense	34,060	24,361	—	58,421	52,540	—	52,540
Selling, general and administrative expenses	19,984	12,900	568	33,452	28,479	1,459	29,938
Depreciation and amortization expense	33,086	9,411	10,205	52,702	20,384	31,548	51,932
Restructuring charges	542	—	—	542	—	—	—

Income from operations	$103,532	$60,710	(5,303)	$158,939	$166,925	(33,007)	$133,918

		As Reported
		Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)
				Pro forma
	Year ended December 31, 2012 (Successor)
				Year ended December 31, 2011
Net revenue	100.0%	100.0%	100%	100.0%
Compensation and benefits	78.1	77.9	80.0	78.4
Operating expenses	3.9	3.4	3.3	3.4
Insurance expense	2.8	3.3	3.8	3.5
Selling, general and administrative expenses	1.9	1.9	2.0	2.0
Depreciation and amortization expense	2.9	3.2	1.5	3.2
Restructuring charges	0.1	0.1	—	0.0

Income from operations	10.4%	10.1%	9.5%	9.5%

	As Reported
	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)		As Reported
			Pro forma		Pro forma
				Year ended December 31, 2010 (Predecessor)
			Year ended December 31, 2011		Year ended December 31, 2010
Net revenue	100.0%	100%	100.0%	100.0%	100.0%
Compensation and benefits	77.9	80.0	78.4	78.8	78.8
Operating expenses	3.4	3.3	3.4	3.1	3.1
Insurance expense	3.3	3.8	3.5	3.6	3.6
Selling, general and administrative expenses	1.9	2.0	2.0	1.9	2.0
Depreciation and amortization expense	3.2	1.5	3.2	1.4	3.5
Restructuring charges	0.1	—	0.0	—	0.0

Income from operations	10.1%	9.5%	9.5%	11.3%	9.1%

AMR

(dollars in thousands)

		As Reported
		Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)
					Pro forma
	Year ended December 31, 2012 (Successor)
				Pro forma adjustments	Year ended December 31, 2011
Net revenue	$1,384,973	$860,808	$579,731	—	$1,440,539
Compensation and benefits	812,838	512,621	360,994	(6,961)	866,654
Operating expenses	346,926	224,279	135,702	—	359,981
Insurance expense	44,883	30,970	22,868	—	53,838
Selling, general and administrative expenses	42,086	24,371	16,341	706	41,418
Depreciation and amortization expense	68,032	38,226	19,056	7,329	64,611
Restructuring charges	12,567	5,941	—	—	5,941

Income from operations	$57,641	$24,400	$24,770	(1,074)	$48,096

	As Reported
	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)			As Reported
				Pro forma			Pro forma
					Year ended December 31, 2010 (Predecessor)
			Pro forma adjustments	Year ended December 31, 2011		Pro forma adjustments	Year ended December 31, 2010
Net revenue	$860,808	$579,731	—	$1,440,539	$1,380,860	—	$1,380,860
Compensation and benefits	512,621	360,994	(6,961)	866,654	859,114	—	859,114
Operating expenses	224,279	135,702	—	359,981	313,517	—	313,517
Insurance expense	30,970	22,868	—	53,838	44,790	—	44,790
Selling, general and administrative expenses	24,371	16,341	706	41,418	39,433	1,800	41,233
Depreciation and amortization expense	38,226	19,056	7,329	64,611	44,948	20,199	65,147
Restructuring charges	5,941	—	—	5,941	—	—	—

Income from operations	$24,400	$24,770	(1,074)	$48,096	$79,058	(21,999)	$57,059

		As Reported
		Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)
				Pro forma
	Year ended December 31, 2012 (Successor)
				Year ended December 31, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	58.7	59.6	62.3	60.2
Operating expenses	25.0	26.1	23.4	25.0
Insurance expense	3.2	3.6	3.9	3.7
Selling, general and administrative expenses	3.0	2.8	2.8	2.9
Depreciation and amortization expense	4.9	4.4	3.3	4.5
Restructuring charges	0.9	0.7	0.0	0.4

Income from operations	4.2	2.8%	4.3%	3.3%

	As Reported
	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)		As Reported
			Pro forma		Pro forma
				Year ended December 31, 2010 (Predecessor)
			Year ended December 31, 2011		Year ended December 31, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	59.6	62.3	60.2	62.2	62.2
Operating expenses	26.1	23.4	25.0	22.7	22.7
Insurance expense	3.6	3.9	3.7	3.2	3.2
Selling, general and administrative expenses	2.8	2.8	2.9	2.9	3.0
Depreciation and amortization expense	4.4	3.3	4.5	3.3	4.7
Restructuring charges	0.7	0.0	0.4	—	—

Income from operations	2.8%	4.3%	3.3%	5.7%	4.1%

The Successor year ended December 31, 2012

Consolidated

        Net income was $48.5 million, or 1.5% of net revenue, for the year ended December 31, 2012.

        Net revenue.    We generated net revenue of $3,300.1 million for the year ended December 31, 2012 and had increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $404.7 million, or 12.3% of net revenue, for the year ended December 31, 2012 and was positively impacted by our increased net revenue.

        Restructuring charges.    Restructuring charges of $14.1 million were recorded during the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations and the reorganization of EmCare's geographic regions.

        Interest expense.    Interest expense for the year ended December 31, 2012 was $171.1 million, or 5.2% of net revenue, and relates primarily to our Notes and borrowings under our Senior Secured Credit Facilities that began in May 2011. In conjunction with entering our new Senior Secured Credit Facility, we increased our total outstanding debt by $2.0 billion.

        Interest and other (expense) income.    During the year ended December 31, 2012, $1.4 million of other income was recognized.

        Loss on early debt extinguishment.    During the year ended December 31, 2012, we made unscheduled payments totaling $250 million on our Term Loan Facility and wrote off $8.3 million of unamortized debt issuance costs.

        Income tax expense.    Our effective tax rate was 39.9% for the year ended December 31, 2012.

EmCare

        Net revenue.    EmCare generated net revenue of $1,915.1 million for the year ended December 31, 2012 and had increases in patient encounters from net new hospital contracts and net revenue increases in existing contracts.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2012 were $1,494.8 million, or 78.1% of net revenue.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $74.5 million, or 3.9% of net revenue.

        Insurance expense.    Professional liability insurance expense for the year ended December 31, 2012 was $53.1 million, or 2.8% of net revenue. We recorded a decrease of prior year insurance provisions of $4.6 million during the year ended December 31, 2012.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2012 were $36.3 million, or 1.9% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $55.7 million, or 2.9% of net revenue.

        Restructuring charges.    Restructuring charges of $1.5 million were recorded during the year ended December 31, 2012 related to the reorganization of EmCare's geographic regions.

AMR

        Net revenue.    AMR generated net revenue of $1,385.0 million for the year ended December 31, 2012 and was impacted by lower weighted transport volume from market exits and lower net revenue per weighted transport. The decrease in net revenue per weighted transport was due primarily to the impact of markets entered and exited combined with acquisitions.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2012 were $812.8 million, or 58.7% of net revenue.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $346.9 million, or 25.0% of net revenue.

        Insurance expense.    Insurance expense for the year ended December 31, 2012 was $44.9 million, or 3.2% of net revenue. We recorded an increase of prior year insurance provisions of $2.1 million during the year ended December 31, 2012.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2012 was $42.1 million, or 3.0% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $68.0 million, or 4.9% of net revenue.

        Restructuring charges.    Restructuring charges of $12.6 million were recorded during the year ended December 31, 2012 related to continuing efforts to re-align AMR's operations.

The Successor period from May 25, 2011 through December 31, 2011

Consolidated

        Net income was $13.0 million, or 0.7% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011. The decrease in net income in the 2011 Successor period as a percentage of revenue was attributable primarily to an increase in interest expense, depreciation and amortization expense, and other fees associated with the Merger, partially offset by a decrease in income tax expense.

        Net revenue.    We generated net revenue of $1,885.8 million for the Successor period from May 25, 2011 through December 31, 2011.

        Adjusted EBITDA.    Adjusted EBITDA was $214.8 million, or 11.4% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Restructuring charges.    Restructuring charges of $6.5 million were recorded during the Successor 2011 period related to the re-alignment of operation and billing functions of EmCare and AMR and reduction of administrative costs at EMSC.

        Interest expense.    Interest expense for the Successor period from May 25, 2011 through December 31, 2011 was $104.7 million, or 5.6% of net revenue, and primarily related to our Notes and borrowings under our Senior Secured Credit Facilities that began in May 2011. In conjunction with entering our new credit facility, we increased our total outstanding debt by $2.0 billion.

        Interest and other (expense) income.    During the Successor period from May 25, 2011 through December 31, 2011, $3.2 million of expense was recognized for investment banking, legal, accounting and other advisory services related to the Merger.

        Income tax expense.    Our effective tax rate was 42.3% for the Successor period from May 25, 2011 through December 31, 2011. The decrease in our effective tax rate was a result of certain Merger related costs that are not deductible for tax purposes combined with favorable impacts to the 2011 rate from the reduction of certain valuation allowances recognized in prior periods.

EmCare

        Net revenue.    Net revenue was $1,025.0 million for the Successor period from May 25, 2011 through December 31, 2011.

        Compensation and benefits.    Compensation and benefits costs were $798.4 million, or 77.9% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Operating expenses.    Operating expenses were $35.4 million, or 3.4% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Insurance expense.    Professional liability insurance expense was $34.1 million, or 3.3% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011. We recorded an increase of prior year insurance provisions of $1.9 million during the 2011 Successor period.

        Selling, general and administrative.    Selling, general and administrative expenses were $20.0 million, or 1.9% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011.

        Depreciation and amortization.    Depreciation and amortization expense was $33.1 million, or 3.2% of net revenue, for the Successor period from May 25, 2011 through December 31, 2011. The increase in depreciation and amortization expense as a percentage of net revenue was due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

        Restructuring charges.    Restructuring charges of $0.5 million were recorded during the Successor 2011 period related to the re-alignment of operation and billing functions.

AMR

        Net revenue.    Net revenue was $860.8 million for the Successor period from May 25, 2011 through December 31, 2011.

        Compensation and benefits.    Compensation and benefits costs for the Successor period from May 25, 2011 through December 31, 2011 were $512.6 million, or 59.6% of net revenue.

        Operating expenses.    Operating expenses for the Successor period from May 25, 2011 through December 31, 2011 were $224.3 million, or 26.1% of net revenue.

        Insurance expense.    Insurance expense for the Successor period from May 25, 2011 through December 31, 2011 was $31.0 million, or 3.6% of net revenue. We recorded an increase of prior year insurance provisions of $3.7 million during the 2011 Successor period.

        Selling, general and administrative.    Selling, general and administrative expenses for the Successor period from May 25, 2011 through December 31, 2011 were $24.4 million, or 2.8% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the Successor period from May 25, 2011 through December 31, 2011 was $38.2 million, or 4.4% of net revenue. The increase in depreciation and amortization expense as a percentage of net revenue was due primarily to additional amortization expense associated with intangible assets recorded as a result of the Merger transaction.

        Restructuring charges.    Restructuring charges of $5.9 million were recorded during the Successor 2011 period related to the re-alignment of operation and billing functions.

The Predecessor period from January 1, 2011 through May 24, 2011

Consolidated

        Net income was $20.7 million, or 1.7% of net revenue, for the Predecessor period from January 1, 2011 through May 24, 2011. During the Predecessor 2011 period, we recorded $29.8 million for fees associated with the Merger, which are included in interest and other (expense) income. An additional $12.4 million in stock compensation expense was recorded for stock options and restricted stock which automatically vested with the Merger and the associated payroll taxes; see Note 2 to the accompanying unaudited consolidated financial statements.

        Net revenue.    We generated net revenue of $1,221.8 million for the Predecessor period from January 1, 2011 through May 24, 2011.

        Adjusted EBITDA.    Adjusted EBITDA was $130.6 million, or 10.7% of net revenue, for the Predecessor period from January 1, 2011 through May 24, 2011.

        Interest expense.    Interest expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $7.9 million, or 0.6% or net revenue.

        Interest and other (expense) income.    During the Predecessor period from January 1, 2011 through May 24, 2011, $28.9 million of expense was recognized for investment banking, legal, accounting and other advisory services related to the Merger.

        Loss on early debt extinguishment.    During the Predecessor period from January 1, 2011 through May 24, 2011, we recorded a loss on early debt extinguishment of $10.1 million which included unamortized debt issuance costs associated with our senior secured credit facility in place prior to the Merger.

        Income tax expense.    Our effective tax rate was 48.4% for the Predecessor period from January 1, 2011 through May 24, 2011. Our effective tax rate was impacted by certain Merger related costs that are not deductible for tax purposes.

EmCare

        Net revenue.    Net revenue was $642.1 million for the Predecessor period from January 1, 2011 through May 24, 2011.

        Compensation and benefits.    Compensation and benefits costs for the Predecessor period from January 1, 2011 through May 24, 2011 were $513.6 million, or 80.0% of net revenue. Stock-based compensation expense was $6.8 million during the 2011 Predecessor period which includes accelerated stock-based compensation expense associated with the Merger.

        Operating expenses.    Operating expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $21.0 million, or 3.3% of net revenue.

        Insurance expense.    Professional liability insurance expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $24.4 million, or 3.8% of net revenue. We recorded an increase in prior year insurance provisions of $3.3 million during the 2011 Predecessor period.

        Selling, general and administrative.    Selling, general and administrative expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $12.9 million, or 2.0% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $9.4 million, or 1.5% of net revenue.

AMR

        Net revenue.    Net revenue was $579.7 million for the Predecessor period from January 1, 2011 through May 24, 2011.

        Compensation and benefits.    Compensation and benefits costs for the Predecessor period from January 1, 2011 through May 24, 2011 were $361.0 million, or 62.3% of net revenue. Stock-based compensation expense was $8.3 million during the 2011 Predecessor period which includes accelerated stock-based compensation expense associated with the Merger.

        Operating expenses.    Operating expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $135.7 million, or 23.4% of net revenue.

        Insurance expense.    Insurance expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $22.9 million, or 3.9% of net revenue. We recorded an increase in prior year insurance provisions of $4.9 million during the 2011 Predecessor period.

        Selling, general and administrative.    Selling, general and administrative expenses for the Predecessor period from January 1, 2011 through May 24, 2011 were $16.3 million, or 2.8% of net revenue.

        Depreciation and amortization.    Depreciation and amortization expense for the Predecessor period from January 1, 2011 through May 24, 2011 was $19.1 million, or 3.3% of net revenue.

The Predecessor year ended December 31, 2010

Consolidated

        Net income was $131.7 million, or 4.6% of revenue, for the year ended December 31, 2010.

        Net revenue.    We generated net revenue of $2,859.3 million for the year ended December 31, 2010.

        Adjusted EBITDA.    Adjusted EBITDA was $322.1 million, or 11.3% of net revenue, for the year ended December 31, 2010.

        Interest expense.    Interest expense was $22.9 million, or 0.8% of net revenue, for the year ended December 31, 2010.

        Interest and other (expense) income.    During the year ended December 31, 2010, we recognized $1.0 million of income.

        Loss on early debt extinguishment.    During the year ended December 31, 2010, we recorded a loss on early debt extinguishment of $19.1 million as we entered into a new credit facility and redeemed our senior subordinated notes.

        Income tax expense.    Our effective tax rate was 37.6% for the year ended December 31, 2010.

EmCare

        Net revenue.    Net revenue was $1,478.5 million for the year ended December 31, 2010.

        Compensation and benefits.    Compensation and benefits costs were $1,164.4 million, or 78.8% of net revenue, for the year ended December 31, 2010.

        Operating expenses.    Operating expenses were $45.7 million, or 3.1% of net revenue, for the year ended December 31, 2010.

        Insurance expense.    Professional liability insurance expense was $52.5 million, or 3.6% of net revenue, for the year ended December 31, 2010. We recorded an increase in prior year insurance provisions of $3.6 million during the year ended December 31, 2010.

        Selling, general and administrative.    Selling, general and administrative expenses were $28.5 million, or 1.9% of net revenue for the year ended December 31, 2010 .

        Depreciation and amortization.    Depreciation and amortization expense was $20.4 million, or 1.4% of net revenue for the year ended December 31, 2010.

AMR

        Net revenue.    Net revenue was $1,380.9 million for the year ended December 31, 2010.

        Compensation and benefits.    Compensation and benefits costs were $859.1 million, or 62.2% of net revenue, for the year ended December 31, 2010.

        Operating expenses.    Operating expenses were $313.5 million, or 22.7% of net revenue, for the year ended December 31, 2010.

        Insurance expense.    Insurance expense was $44.8, or 3.2% of net revenue, for the year ended December 31, 2010. We recorded a decrease of prior year insurance provisions of $3.2 million during the year ended December 31, 2010

        Selling, general and administrative.    Selling, general and administrative expense was $39.4 million, or 2.9% of net revenue, for the year ended December 31, 2010.

        Depreciation and amortization.    Depreciation and amortization expense was $44.9 million, or 3.3% of net revenue, for the year ended December 31, 2010.

Supplemental Analysis—Year ended December 31, 2012 compared to Pro Forma 2011

Consolidated

        Net income was $48.5 million, or 1.5% of revenue, for the year ended December 31, 2012 compared to $24.6 million, or 0.8% of net revenue, for Pro Forma 2011. The increase in net income from 2011 to 2012 is the result of increased net revenue and operating income at EmCare and AMR.

        Net revenue.    For the year ended December 31, 2012, we generated net revenue of $3,300.1 million compared to net revenue of $3,107.6 million for Pro Forma 2011. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $404.7 million, or 12.3% of net revenue, for the year ended December 31, 2012 compared to $345.7 million, or 11.1% of net revenue, for Pro Forma 2011.

        Restructuring charges.    Restructuring charges of $14.1 million were recorded during the year ended December 31, 2012, related to continuing efforts to re-align AMR's operations, compared to charges of $6.5 million recorded during 2011 related to the re-alignment of operation and billing functions of EmCare and AMR, and to reduce administrative costs at EMSC.

        Interest expense.    Interest expense for the year ended December 31, 2012 was $171.1 million compared to $171.2 million for Pro Forma 2011.

        Interest and other (expense) income.    During the year ended December 31, 2012, $1.4 million was recognized as income compared to $1.0 million for Pro Forma 2011.

        Loss on early debt extinguishment.    During the year ended December 31, 2012, we made unscheduled payments totaling $250 million on our Term Loan Facility and wrote off $8.3 million of unamortized debt issuance costs.

        Income tax expense.    Income tax expense decreased for the year ended December 31, 2012 compared to Pro Forma 2011. Our effective tax rate was 39.9% and 39.5% for the year ended December 31, 2012 and Pro Forma 2011, respectively.

EmCare

        Net revenue.    Net revenue for the year ended December 31, 2012 was $1,915.1 million, an increase of $248.0 million, or 14.9%, from $1,667.1 million for Pro Forma 2011. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2010 accounted for a net revenue increase of $165.4 million for the year ended December 31, 2012, of which $38.4 million came from net new contracts added in 2011 with the remaining increase in net revenue from those added in 2012. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $82.7 million, or 6.3%, for the year ended December 31, 2012. The change is due to a 2.6% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 3.7% over the prior period.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2012 were $1,494.8 million, or 78.1% of net revenue, compared to $1,306.6 million, or 78.4% of net revenue, for Pro Forma 2011. Provider compensation costs increased $116.1 million from net new contract additions. Same store provider compensation costs were $48.6 million higher than the prior period due primarily to a 3.7% increase in same store weighted patient encounters and a 1.9% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs, increased by $23.5 million during the year ended December 31, 2012 compared to Pro Forma 2011. The increase is due to our recent acquisitions and organic growth.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $74.5 million, or 3.9% of net revenue, compared to $56.4 million, or 3.4% of net revenue, for Pro Forma 2011. Operating expenses increased $18.1 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

        Insurance expense.    Professional liability insurance expense for the year ended December 31, 2012 was $53.1 million, or 2.8% of net revenue, compared to $58.4 million, or 3.5% of net revenue, for Pro Forma 2011. We recorded a decrease of prior year insurance provisions of $4.6 million during the year ended December 31, 2012 compared to an increase of $5.2 million for Pro Forma 2011.

        Selling, general and administrative.    Selling, general and administrative expenses for the year ended December 31, 2012 were $36.3 million, or 1.9% of net revenue, compared to $33.5 million, or 2.0% of net revenue, for Pro Forma 2011. The increase of $2.8 million was due primarily to our recent acquisitions and organic growth.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $55.7 million, or 2.9% of net revenue, compared to $52.7 million, or 3.2% of net revenue, for Pro Forma 2011. The increase of $3.0 million was due primarily to intangible asset amortization from our recent acquisitions.

AMR

        Net revenue.    Net revenue for the year ended December 31, 2012 was $1,385.0 million, a decrease of $55.5 million, or 3.9%, from $1,440.5 million for Pro Forma 2011. The decrease in net revenue was due primarily to a decrease of 3.4%, or $49.6 million, in weighted transport volume and a decrease in net revenue per weighted transport of 0.5%, or $5.9 million. The decrease in net revenue per weighted transport of 0.5% was due primarily to the impact of markets entered and exited combined with acquisitions, offset by an increase of 1.4% in net revenue per weighted transport as a result of revenues associated with our FEMA deployment in 2012. Weighted transports decreased 101,500 from the same period last year. The change was due to an increase of 50,400 weighted transports from acquisitions and an increase of 27,800 weighted transports from our entry into new markets, offset by a decrease of 131,500 weighted transports from exited markets, and a decrease in weighted transport volume in existing markets of 1.8%, or 48,200 weighted transports. Emergent transport volume in existing markets increased 3.4% offset by a 10.6% decrease in non-emergent volume from changes in certain regional and national contracts.

        Compensation and benefits.    Compensation and benefit costs for the year ended December 31, 2012 were $812.8 million, or 58.7% of net revenue, compared to $866.7 million, or 60.2% of net revenue, for Pro Forma 2011. Ambulance crew wages per ambulance unit hour decreased by approximately 2.4%, or $11.2 million, and ambulance unit hours decreased period over period by 3.7%, or $18.0 million, attributable primarily to markets exited combined with the reduction in volume in existing markets. Non-crew compensation decreased period over period by $13.2 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $9.5 million during the year ended December 31, 2012 compared to Pro Forma 2011 due primarily to the impact from markets exited combined with decreased costs associated with our health insurance plans.

        Operating expenses.    Operating expenses for the year ended December 31, 2012 were $346.9 million, or 25.0% of net revenue, compared to $360.0 million, or 25.0% of net revenue, for Pro Forma 2011. The change is due primarily to decreased costs of $20.7 million associated with the net impact from markets entered and exited combined with recent acquisitions, a decrease of $17.3 million in operating costs associated with certain contract exits in our managed transportation business, offset by increased external provider costs of $20.1 million related to our FEMA deployment, increased fuel costs of $3.8 million, and an increase in other operating expenses of $1.0 million.

        Insurance expense.    Insurance expense for the year ended December 31, 2012 was $44.9 million, or 3.2% of net revenue, compared to $53.8 million, or 3.7% of net revenue, for Pro Forma 2011. We recorded an increase of prior year insurance provisions of $2.1 million during the year ended December 31, 2012 compared to an increase of $8.6 million for Pro Forma 2011.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2012 was $42.1 million, or 3.0% of net revenue, compared to $41.4 million, or 2.9% of net revenue, for Pro Forma 2011.

        Depreciation and amortization.    Depreciation and amortization expense for the year ended December 31, 2012 was $68.0 million, or 4.9% of net revenue, compared to $64.6 million, or 4.5% of net revenue, for Pro Forma 2011. The increase is related to capital expenditures that occurred in late 2011 primarily for our deployment of power cots.

Supplemental Analysis—Pro Forma 2011 compared to Pro Forma 2010

Consolidated

        Our results for Pro Forma 2011 reflect an increase in net revenue of $248.3 million and an increase in net income of $8.3 million compared to Pro Forma 2010.

        Net revenue.    For Pro Forma 2011, we generated net revenue of $3,107.6 million compared to net revenue of $2,859.3 million for Pro Forma 2010, representing an increase of 8.7%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

        Adjusted EBITDA.    Adjusted EBITDA was $345.7 million, or 11.1% of net revenue, for Pro Forma 2011 compared to $322.9 million, or 11.3% of net revenue, for Pro Forma 2010.

        Restructuring charges.    Restructuring charges of $6.5 million were recorded during the year ended December 31, 2011 related to the re-alignment of operation and billing functions of EmCare and AMR, and to reduce administrative costs at EMSC.

        Interest expense.    Interest expense for Pro Forma 2011 was $171.2 million compared to $171.2 million for Pro Forma 2010.

        Interest and other (expense) income.    For Pro Forma 2011, $1.0 million of income was recognized compared to $1.0 million of income recognized during the year ended December 31, 2010.

        Income tax expense.    Income tax expense increased by $5.4 million for Pro Forma 2011 compared to the same period in 2010. Our effective tax rate was 39.5% for Pro Forma 2011 and 39.5% for Pro Forma 2010.

EmCare

        Net revenue.    Net revenue for Pro Forma 2011 was $1,667.1 million, an increase of $188.6 million, or 12.8%, from $1,478.5 million for Pro Forma 2010. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2009 accounted for a net revenue increase of $131.1 million for the year ended December 31, 2011, of which $80.5 million came from net new contracts added in 2010 with the remaining increase in net revenue from those added in 2011. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $57.5 million, or 5.1%, for the year ended December 31, 2011. The change is due to a 1.9% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 3.2% over the prior period.

        Compensation and benefits.    Compensation and benefits costs for the year ended December 31, 2011 were $1,306.61 million, or 78.4% of net revenue, compared to $1,164.4 million, or 78.8% of net revenue, for the same period in 2010. Provider compensation costs increased $94.5 million from net new contract additions. Same store provider compensation costs were $34.4 million higher than the prior period due primarily to a 3.2% increase in same store weighted patient encounters and a 1.4% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs, increased by $13.4 million during the year ended December 31, 2011 compared to the same period in 2010. The increase was due to acquisitions and organic growth. Stock-based compensation expense was $3.0 million for Pro Forma 2011 compared to $2.9 million during the same period last year. As disclosed in filings since the Merger, the impact from stock-based compensation is not included in our definition of Adjusted EBITDA.

        Operating expenses.    Operating expenses for Pro Forma 2011 were $56.4 million, or 3.4% of net revenue, compared to $45.7 million, or 3.1% of net revenue, for the same period in 2010. Operating expenses increased $10.7 million due primarily to increased billing and collection fees from acquisitions and organic growth.

        Insurance expense.    Professional liability insurance expense for Pro Forma 2011 was $58.4 million, or 3.5% of net revenue, compared to $52.5 million, or 3.6% of net revenue, for the same period in 2010. We recorded an increase of prior year insurance provisions of $5.2 million during 2011 compared to an increase of $3.6 million during the same period in 2010.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2011 was $33.5 million, or 2.0% of net revenue, compared to $29.9 million, or 2.0% of net revenue, for the same period in 2010.

        Depreciation and amortization.    Depreciation and amortization expense Pro Forma 2011 was $52.7 million, or 3.2% of net revenue, compared to $51.9 million, or 3.5% of net revenue, for the same period in 2010.

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

        Compensation and benefits.    Compensation and benefit costs for Pro Forma 2011 were $866.7 million, or 60.2% of net revenue, compared to $859.1 million, or 62.2% of net revenue, for Pro Forma 2010. Ambulance crew wages per ambulance unit hour increased by approximately 0.5%, or $2.5 million, attributable primarily to annual wage rate increases, partially offset by the impact from our recent acquisitions, entry into new markets and certain exited markets. Ambulance unit hours increased period over period by 1.1%, or $5.1 million, due primarily to our recent acquisitions and entry into new markets, partially offset by certain exited markets. Non-crew compensation decreased period over period by $1.8 million due primarily to changes in staffing and incentive compensation.

Stock-based compensation expense was $3.7 million for Pro Forma 2011 compared to $3.8 million during the same period last year. As disclosed in filings since the Merger, the impact from stock-based compensation is not included in our definition of Adjusted EBITDA.

        Operating expenses.    Operating expenses for Pro Forma 2011 were $360.0 million, or 25.0% of net revenue, compared to $313.5 million, or 22.7% of net revenue, for the year ended December 31, 2010. The change is due primarily to increased costs of $31.3 million associated with our recent acquisitions and new markets entered, increased costs associated with our existing managed transportation business of $12.5 million, increased fuel costs of $6.7 million, offset by a decrease of $7.0 million associated with certain markets recently exited.

        Insurance expense.    Insurance expense for Pro Forma 2011 was $53.8 million, or 3.7% of net revenue, compared to $44.8 million, or 3.2% of net revenue, for the year ended December 31, 2010. We recorded an increase of prior year insurance provisions of $8.6 million during the year ended December 31, 2011 compared to a decrease of $3.2 million during the year ended December 31, 2010.

        Selling, general and administrative.    Selling, general and administrative expense for the year ended December 31, 2011 was $41.4 million, or 2.9% of net revenue, compared to $41.2 million, or 3.0% of net revenue, for Pro Forma 2010.

        Depreciation and amortization.    Depreciation and amortization expense for Pro Forma 2011 was $64.6 million, or 4.5% of net revenue, compared to $65.1 million, or 4.7% of net revenue, for the same period in 2010.

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

        During the second quarter of 2012, EMSC's captive insurance subsidiary purchased and currently holds $15.0 million of our senior unsecured notes through an open market transaction.

        Our ABL Facility provides for up to $350 million of senior secured first priority borrowings, subject to a borrowing base of $392 million as of December 31, 2012. The ABL Facility is available to fund working capital and for general corporate purposes. As of December 31, 2012, we had available borrowing capacity of $95 million and $130 million of letters of credit issued under the ABL Facility.

        We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months.

        While the ABL Facility generally does not contain financial maintenance covenants, a springing fixed charge coverage ratio of not less than 1.0 to 1.0 will be tested if our excess availability (as defined in the credit agreement governing the ABL Facility) falls below specified thresholds at any time. If we require additional financing to meet cyclical increases in working capital needs, to fund acquisitions or unanticipated capital expenditures, we may need to access the financial markets.

        The indenture related to the Notes and the credit agreement governing the ABL Facility and the Term Loan Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends.

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

        In addition, on October 1, 2012, our indirect parent company, CDRT Holding Corporation, issued $450 million of Holding PIK Notes due 2017. The sole source of liquidity of Holding is cash flows provided by our operating activities.

Cash Flow

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated (amounts in thousands):

	Year ended December 31, 2012 (Successor)	Period from May 25 through December 31, 2011 (Successor)	Period from January 1 through May 24, 2011 (Predecessor)	Year ended December 31, 2010 (Predecessor)
Net cash provided by (used in)
Operating activities	$216,248	$114,821	$67,975	$185,544
Investing activities	(154,043)	(2,965,976)	(89,459)	(158,865)
Financing activities	$(138,677)	2,698,630	$20,671	$(72,206)

Operating Activities

        Net cash provided by operating activities was $216.2 million for the year ended December 31, 2012 compared to $114.8 million and $68.0 million for the 2011 Successor and Predecessor periods, respectively. The lower cash provided by operating activities in the 2011 Successor and Predecessor periods when compared to the year ended December 31, 2012 was due primarily to the 2011 periods including seven months and five months of operations, respectively, compared to twelve months for the year ended December 31, 2012. In addition, the increase in operating cash flows was affected by an increase in net income from growth in our same store markets and net new contracts, offset by decreases in cash flows from operating assets and liabilities. Accounts payable and accrued liabilities increased cash flows from operations by $59.6 million during 2012 compared to increases of $7.0 million and $25.3 million for the 2011 Successor and Predecessor periods, respectively. The change is due primarily to the timing of payroll related payments, incentive compensation and interest payments during the year ended December 31, 2012 compared to the 2011 periods. Accounts receivable increased cash flow from operations by $82.1 million for the year ended December 31, 2012 compared to $4.7 million and $10.1 million for the 2011 Successor and Predecessor periods, respectively. As noted in the table below, Days Sales Outstanding, or DSO, increased 4 days during the year ended December 31, 2012.

        We regularly analyze DSO, which is calculated by taking our net revenue for the quarter divided by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities. EmCare's DSO increased 8 days primarily as a result of accounts receivable held pending provider enrollments at a significant number of new contract starts.

        The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q4 2012	Q3 2012	Q2 2012	Q1 2012	Q4 2011	Q4 2010	Q4 2009
EmCare	65	64	61	59	57	54	60
AMR	68	71	69	69	68	69	68
EMSC	66	67	65	63	62	61	64

        Net cash provided by operating activities was $114.8 million and $68.0 million for the 2011 Successor and Predecessor periods, respectively, compared to $185.5 million for the year ended December 31, 2010. The lower cash provided by operating activities in the 2011 Successor and Predecessor periods when compared to the year ended December 31, 2010 was due primarily to the 2011 periods including seven months and five months of operations, respectively, compared to twelve months for the year ended December 31, 2010.The decrease in operating cash flows was also affected by a decrease in net income from additional interest expense and fees associated with the Merger, offset by increases in cash flows from operating assets and liabilities. Accounts payable and accrued liabilities increased cash flows from operations by $7.0 million and $25.3 million for the 2011 Successor and Predecessor periods, respectively, compared to a decrease of $3.1 million during 2010. The change is due primarily to the timing of payroll related payments; incentive compensation and interest payments during the 2011 periods compared to the year ended December 31, 2010. Accounts receivable increased $4.7 million and $10.1 million for the 2011 Successor and Predecessor periods, respectively, compared to an increase of $22.2 million during the year ended December 31, 2010. DSO increased 1 day during the year ended December 31, 2011.

Investing Activities

        Net cash used in investing activities was $154.0 million for the year ended December 31, 2012 compared to $2,966.0 million and $89.5 million for the 2011 Successor and Predecessor periods, respectively. The decrease is primarily due to the purchase of EMSC by the CD&R Affiliates for $2.8 billion in 2011 combined with a decrease in insurance collateral of $91.9 million during the year ended December 31, 2012 compared to decreases of $9.9 million and $23.0 million during the 2011 Successor and Predecessor periods, respectively. Acquisitions of businesses totaled $193.0 million during the year ended December 31, 2012 compared to $84.4 million and $94.9 million for the 2011 Successor and Predecessor periods, respectively.

        Net cash used in investing activities was $2,966.0 million and $89.5 million for the 2011 Successor and Predecessor periods, respectively compared to $158.9 million for the year ended December 31, 2010. The increase is primarily due to the purchase of EMSC by the CD&R Affiliates for $2.8 billion in 2011combined with increases in acquisition activity. Acquisitions of businesses totaled $84.4 million and $94.9 million for the 2011 Successor and Predecessor periods, respectively, compared to $119.9 million during the year ended December 31, 2010.

Financing Activities

        Net cash used in financing activities was $138.7 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $2,698.6 million and $20.7 million for the 2011 Successor and Predecessor periods, respectively. We entered into new Senior Secured Credit Facilities in connection with the Merger which resulted in new borrowings of $2,390.0 million during the 2011 Successor period. During the 2011 Successor period, we also received $887.1 million in proceeds from the CD&R Affiliates' equity investment in EMSC. These sources of cash from financing activities were partially offset by $117.8 million in debt issuance costs, $31.9 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger. At December 31, 2012, $125 million was outstanding under our ABL Facility.

        Net cash provided by financing activities was $2,698.6 million and $20.7 million for the 2011 Successor and Predecessor periods, respectively compared to net cash used in financing activities of $72.2 million for the year ended December 31, 2010. We entered into new Senior Secured Credit Facilities in connection with the Merger which resulted in new borrowings of $2,390.0 million during the 2011 Successor period. During the 2011 Successor period, we also received $887.1 million in proceeds from the CD&R Affiliates' equity investment in EMSC. These sources of cash from financing activities were partially offset by $117.8 million in debt issuance costs, $31.9 million in equity issuance costs, and repayment of the Predecessor term loan of $415.0 million related to the Merger. At December 31, 2011, there were no amounts outstanding under our revolving credit facility.

Debt Facilities

        On May 25, 2011, we issued $950 million of senior unsecured notes and entered into $1.8 billion of Senior Secured Credit Facilities.

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

        The Senior Secured Credit Facilities consist of the $1.44 billion Term Loan Facility and the $350 million ABL Facility. Loans under the Term Loan Facility bear interest at EMSC's election at a rate equal to (i) the highest of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period, or the Term Loan LIBOR rate, and (y) 1.50%, plus, in each case, 3.75%, or (ii) the base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month Term Loan LIBOR rate (adjusted for maximum reserves) plus 1.00% per annum and (x) 2.50%, plus, in each case, 2.75%.

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

        As of December 31, 2012, letters of credit outstanding which impact the available credit under the ABL Facility were $130 million and the maximum available under the ABL Facility was $95 million. We had outstanding borrowings of $125 million under the ABL Facility as of December 31, 2012.

        The credit agreement governing the Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on the incurrence of debt, liens, fundamental changes, restrictions on subsidiary distributions, transactions with affiliates, further negative pledge, asset sales, restricted payments, investments and acquisitions, repayment of certain junior debt (including the senior notes) or amendments of junior debt documents related thereto and line of business. The negative covenants are subject to the customary exceptions.

        The credit agreement governing the ABL Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of junior indebtedness, amendments of junior indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and hedging transactions. The negative covenants are subject to the customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions and payments or redemptions of junior indebtedness upon satisfaction of a "payment condition." The payment condition is deemed satisfied upon 30-day average excess availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default and compliance with a fixed charge coverage ratio of 1.0 to 1.0.

        On February 7, 2013 we entered into a First Amendment (the "Term Loan Amendment") to the credit agreement governing the Term Loan Facility. Under the Term Loan Amendment, we incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down our ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("LIBOR Rate") and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR rate (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00).

        On February 27, 2013, EMSC entered into a First Amendment (the "ABL Amendment") to the credit agreement governing the ABL Facility, under which EMSC increased its commitments under the ABL Facility to $450,000,000. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) the LIBOR rate plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR rate (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

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

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2012, including our borrowings under our Senior Secured Credit Facility.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Term Loan Facility(1)	$11,870	$23,742	$23,742	$1,106,962	$1,166,316
ABL Facility	—	—	125,000	—	125,000
Bonds	—	—	—	935,000	935,000
Capital lease obligations	334	384	432	—	1,150
Other long-term debt	78	160	191	18	447
Interest on debt(2)	136,293	270,695	265,160	136,437	808,585
Operating lease obligations	31,305	44,628	34,048	36,296	146,277
Other contractual obligations(3)	37,288	34,870	19,107	29,134	120,399

Subtotal	217,168	374,479	467,680	2,243,847	3,303,174

Other commitments(Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	43,337	43,337
Letters of credit(4)	—	—	23,590	106,623	130,213

Subtotal	—	—	23,590	149,960	173,550

Total obligations and commitments	$217,168	$374,479	$491,270	$2,393,807	$3,476,724

(1)
Excludes interest on our Term Loan Facility.

(2)
Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2012 of 5.25%. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

(3)
Includes CD&R management fees, dispatch and responder fees, contingent consideration related to acquisitions and other purchase obligations of goods and services.

(4)
Letters of credit are collateralized by our ABL Facility.

Disclosure under Section 13(r) of the Exchange Act

        Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us ("control" is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts during 2012 at Bank Melli, an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that in 2012, an indirect subsidiary of SPIE received payments into the Bank Melli accounts for €2,497,732.83 from PetroIran Development Company ("PEDCO") and €11,062.58 from Iran Oil Pipelines & Telecommunication Group ("IOPTC"), in partial payment of amounts that were owed to certain indirect subsidiaries of SPIE for goods and services delivered in prior years, indirectly transferred approximately €430,000 from the accounts to France through the use of an intermediary, indirectly transferred approximately €360,000 from the accounts to the U.A.E. through other intermediaries (part of which has not yet been received), and used the accounts to pay office rent, the salary of one employee and other administrative expenses. SPIE understands that PEDCO and IOPTC are companies owned or controlled by the Government of Iran. CD&R has informed us that the relevant SPIE entities received authorization from the French Ministry of the Economy, Finances and Industry for the receipt of the funds and the transfer to France, that SPIE and its subsidiaries obtained no revenue or profit from these transactions, apart from payment of the two receivables described above, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department ("OFAC"), and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli, PEDCO or IOPTC in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

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

        We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. At December 31, 2012, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.06 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. These transactions fix the price for a total of 6.0 million gallons and are spread over periods from January 2013 through December 2014.

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

        As of December 31, 2012, we had $2,221.8 million of outstanding debt, excluding capital leases, of which $1,160.6 million was variable rate debt under our Senior Secured Credit Facilities and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.5%, will impact our interest costs by $12 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2012, the end of the period covered by this report.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.    OTHER INFORMATION

        None.

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

        Set forth below are the name, age, position and description of the business experience of our executive officers and directors:

Name	Age	Title(s)
William A. Sanger	62	Director, President and Chief Executive Officer
Randel G. Owen	54	Director, Executive Vice President, Chief Operating Officer andChief Financial Officer
Todd G. Zimmerman	47	President and Chief Executive Officer of EmCare and Executive Vice President of EMSC
Dighton C. Packard, M.D.	65	Chief Medical Officer of EMSC
Steve G. Murphy	58	Senior Vice President of Government and National Services of EMSC
Kimberly Norman	48	Senior Vice President of Human Resources of EMSC
Steve W. Ratton, Jr.	51	Treasurer and Senior Vice President of Mergers and Acquisitions of EMSC
R. Jason Standifird	40	Senior Vice President, Chief Accounting Officer and Controller
Craig A. Wilson	44	Senior Vice President, General Counsel and Secretary
Mark E. Bruning	54	Former President of AMR
Ronald A. Williams	63	Director and Chairman
Richard J. Schnall	43	Director
Kenneth A. Giuriceo	39	Director
Carol J. Burt	55	Director
Leonard M. Riggs, Jr., M.D.	70	Director
Michael L. Smith	64	Director

        William A. Sanger has been a director and Chief Executive Officer of EMSC and its Predecessor since February 2005, and the President of EMSC since 2008. He has also assumed the duties as President of AMR on an interim basis since January 2013. Mr. Sanger was appointed President of EmCare in 2001 and Chief Executive Officer of EmCare and AMR in June 2002. Mr. Sanger served as President and Chief Executive Officer of Cancer Treatment Centers of America, Inc. from 1997 to 2001. Mr. Sanger is also a co-founder of BIDON Companies where he has been a Managing Partner since 1999. From 1994 to 1997, Mr. Sanger was co-founder and Executive Vice President of PhyMatrix Corp., then a publicly traded diversified health services company. In addition, Mr. Sanger was President and Chief Executive Officer of various other healthcare entities, including JFK Health Care System. Mr. Sanger serves as the Chairman of the Board of Directors of Vidacare Corporation, a medical device company, and is also a director of Carestream Health, Inc. Mr. Sanger has more than 30 years of experience in the healthcare industry, and we believe his experience both as an entrepreneur and a seasoned public company executive, including eight years of experience in different capacities with

EmCare and AMR, make him uniquely qualified to serve in his role. Mr. Sanger has an MBA from the Kellogg School of Management at Northwestern University.

        Randel G. Owen has been EMSC's Chief Operating Officer since September 2012, in addition to serving as the Chief Financial Officer of EMSC and its Predecessor since February 10, 2005, and a Director of EMSC since August 2011. Mr. Owen was appointed Executive Vice President as of December 1, 2005, and was appointed Executive Vice President and Chief Financial Officer of AMR in March 2003. He joined EmCare in July 1999 and served as Executive Vice President and Chief Financial Officer from June 2001 to March 2003. Mr. Owen is also a director of First Cash Financial Services, Inc. Before joining EmCare, Mr. Owen was Vice President of Group Financial Operations for PhyCor, Inc., a medical clinic operator, in Nashville, Tennessee from 1995 to 1999. Mr. Owen has more than 25 years of financial experience in the healthcare industry, and we believe his extensive financial background, financial reporting expertise, and his extensive knowledge of operations, to be valuable contributions to the board of directors. Mr. Owen received an accounting degree from Abilene Christian University.

        Todd G. Zimmerman has been President of EmCare since April 2010, and was appointed Chief Executive Officer of EmCare in February 2013. Prior to this role, he served as General Counsel of EMSC and its Predecessor from February 10, 2005 through March 2010. Mr. Zimmerman was appointed Executive Vice President of EMSC effective December 1, 2005. Mr. Zimmerman was appointed General Counsel and Executive Vice President of EmCare in July 2002 and of AMR in May 2004. Mr. Zimmerman joined EmCare in October 1997 in connection with EmCare's acquisition of Spectrum Emergency Care, Inc., an emergency department and outsourced physician services company, where he served as Corporate Counsel. Prior to joining Spectrum in 1997, Mr. Zimmerman worked in the private practice of law for seven years, providing legal advice and support to various large corporations. Mr. Zimmerman received his B.S. in Business Administration from St. Louis University and his J.D. from the University of Virginia School of Law.

        Mark E. Bruning was President of AMR from May 2009 until his departure from AMR in January 2013. He previously served as Executive Vice President of AMR since January 2008. Mr. Bruning has spent over 25 years of his career with AMR in numerous positions, and over 15 years in leadership roles with AMR, including as a divisional Chief Operating Officer for AMR in AMR's Central Division. Mr. Bruning holds an MBA from the Kellogg Graduate School of Management at Northwestern University.

        Dighton C. Packard, M.D. has been Chief Medical Officer of EmCare since 1990 and became Chief Medical Officer of the Predecessor of EMSC in April 2005. Dr. Packard is also the Chairman of the Department of Emergency Medicine at Baylor University Medical Center in Dallas, Texas, and a member of the Board of Trustees for Baylor University Medical Center. Dr. Packard has practiced emergency medicine for more than 30 years. He received his B.S. from Baylor University at Waco and his M.D. from the University of Texas Medical School at San Antonio.

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

        R. Jason Standifird was appointed Senior Vice President of Finance in September 2012, and Chief Accounting Officer in February 2009. He has been the Controller of EMSC and its Predecessor since February 2005. Mr. Standifird joined AMR in 2003 as its Controller, and is a Certified Public Accountant. Prior to joining AMR, Mr. Standifird was a manager with PricewaterhouseCoopers in their Assurance and Business Advisory Services division. Mr. Standifird has a B.S. degree from Boston College in Accounting and Finance.

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

        Ronald A. Williams has been an operating advisor to Clayton, Dubilier & Rice Fund VIII, L.P. since April 2011. Previously, Mr. Williams was most recently Chairman of Aetna Inc. After joining Aetna in 2001, he became President in 2002. He served as CEO from February 2006 to November 2010 and Chairman of the Board from October 2006 to April 2011. Mr. Williams is a member of the President's Management Advisory Board, assembled by President Obama to help bring the best of business practices to the management and operation of the federal government. Mr. Williams serves on the Board of Directors of American Express Company, The Boeing Company and Johnson & Johnson, as well as the Boards of the Peterson Institute for International Economics, Save the Children and National Academy Foundation. Prior to joining Aetna, Mr. Williams was Group President of the Large Group Division at WellPoint Health Networks Inc. and President of the company's Blue Cross of California subsidiary. Mr. Williams is a graduate of Roosevelt University and holds an M.S. in Management from the Sloan School of Management at the Massachusetts Institute of Technology. As Chairman, Mr. Williams brings to our board of directors his extensive management, operations, and business experience leading in a rapidly changing and highly regulated industry and his focus on innovation through information technology, as well as his leadership, financial and core business skills.

        Richard J. Schnall has been a financial partner at Clayton, Dubilier & Rice since 2001 and has been with the firm since 1996. Prior to joining Clayton, Dubilier & Rice, he worked in the Investment Banking division of Donaldson, Lufkin & Jenrette, Inc. and Smith Barney & Co. Mr. Schnall is currently a limited partner of CD&R Associates VI Limited Partnership, a stockholder of CD&R Investment Associates VI, Inc., and a director of U.S. Foodservice, HGI Holding, Inc. and David's Bridal, and formerly served on the Boards of Directors of Sally Beauty Holdings, Inc. and Diversey, Inc. Mr. Schnall is a graduate of the Wharton School of Business at the University of Pennsylvania and holds a Masters of Business Administration from Harvard Business School. We believe that Mr. Schnall's executive and financial experience well qualifies him to serve on our board of directors.

        Kenneth A. Giuriceo has been a financial partner at Clayton, Dubilier & Rice since 2007. Prior to joining Clayton, Dubilier & Rice in 2003, Mr. Giuriceo worked in the principal investment area of Goldman, Sachs & Co., an investment and banking firm, from 2002 to December 2003. Mr. Giuriceo is currently a member of the Board of Directors of The ServiceMaster Company, and formerly served on the Board of Directors of Sally Beauty Holdings, Inc. We believe that Mr. Giuriceo's executive and financial experience well qualifies him to serve on our board of directors.

        Carol J. Burt became a director of EMSC in August 2011. Ms. Burt has been principal of Burt-Hilliard Investments, a private investment and consulting service to the health care industry, since January 2008. Ms. Burt was formerly an executive officer of WellPoint, Inc., where she served from 1997 to 2007, most recently as WellPoint's Senior Vice President, Corporate Finance and Development, from 2005 until 2007. Ms. Burt was a member of the executive team that built WellPoint from a single state Blue plan to one of the country's leading health benefits companies with revenues of $61 billion. In her time at WellPoint, Ms. Burt was responsible for, among other things, corporate strategy, mergers and acquisitions, finance, treasury, and real estate management. In addition, WellPoint's financial services and international insurance business units reported to her. Ms. Burt also serves as a director of Vanguard Health Systems, Inc., an operator of integrated healthcare delivery networks, as well as WellCare Health Plans, Inc., a provider of managed care services to government-sponsored health care programs. Previously, Ms. Burt served as Senior Vice President and Treasurer of American Medical Response and spent 16 years with Chase Securities (now JP Morgan), most recently as founder and head of the Health Care Investment Banking Group. We believe that Ms. Burt's strategic, operational and financial experience in the managed care and health care services industries are valuable assets to our board of directors.

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

        Michael L. Smith became a director of EMSC in August 2011 and previously was a director of EMSC and its Predecessor company from July 2005 to May 2011. Mr. Smith is a private investor who continues to serve on the boards of leading healthcare companies. He is a founding partner of Cardinal Equity Fund and Cardinal Equity Partners. From 2001 until his retirement in January 2005, Mr. Smith served as Executive Vice President and Chief Financial and Accounting Officer of Anthem, Inc. and its subsidiaries, Anthem Blue Cross and Blue Shield, which together form one of the leading health insurance groups in the United States. Mr. Smith brings a deep knowledge of public companies in the healthcare industry from his past experience as an executive and his continuing experience as a director. From 1996 to 1998 he served as Chief Operating Officer and Chief Financial Officer of American Health Network Inc., then a subsidiary of Anthem. Mr. Smith was Chairman, President and Chief Executive Officer of Mayflower Group, Inc., a transportation company, from 1989 to 1995, and held various other management positions with that company from 1974 to 1989. Mr. Smith also serves as a director of Kite Realty Group Trust, a retail property REIT, Vectren Corporation, a gas and electric power utility, and is the Chairman of the Board of HH Gregg, Inc., a national home appliance and electronics retailer. Mr. Smith previously served as a director of Calumet Specialty Products, LP (a refiner of specialty petroleum products) from 2006 to 2009 and Intermune Inc. (a biopharmaceutical company). Mr. Smith also serves as a member of the Board of Trustees of DePauw University, The

Lumina Foundation, and member (past Chairman) of the Indiana Commission for Higher Education. We believe that Mr. Smith's healthcare industry and public company experience well qualifies him to serve on our board of directors.

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

        The compensation committee has responsibility for reviewing and approving the compensation and benefits of our employees, directors and consultants; administering our employee benefits plans; authorizing and ratifying incentive arrangements; and authorizing employment and related agreements. Equity incentives are reviewed by the compensation committee of Holding, our indirect parent company. The members of our compensation committee are Dr. Riggs and Messrs. Schnall and Williams, of whom Dr. Riggs is "independent" as such term is defined by The New York Stock Exchange corporate governance standards.

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

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee was comprised of the following three non-employee directors in 2012: Leonard M. Riggs, Jr., M.D, Richard J. Schnall and Ronald A. Williams. There are no members of the Compensation Committee who serve as an officer or employee of the Company or any of its subsidiaries. In addition, no executive officer of the Company serves as a director or as a member of the compensation committee of a company (i) whose executive officer served as a director or as a member of the Compensation Committee of the Company and (ii) which employs a director of the Company.

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

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by, our "named executive officers," who consist of our principal executive officer, principal financial officer, and our three other most highly compensated executive officers, for fiscal year 2012 as follows:

  •
  William A. Sanger, President and Chief Executive Officer

  •
  Randel G. Owen, Executive Vice President, Chief Financial Officer and Chief Operating Officer

  •
  Todd G. Zimmerman, President and Chief Executive Officer of EmCare and Executive Vice President of the Company

  •
  Mark Bruning, Former President of AMR (as of January 2013), and

  •
  Dighton Packard, M.D., Chief Medical Officer of the Company

Compensation Overview and Philosophy

        The executive compensation programs were designed with the objectives of (1) attracting and retaining highly motivated, qualified and experienced executives; (2) focusing the attention of the named executive officers on the operational and financial performance of the Company; and

(3) encouraging the named executive officers to meet long-term performance objectives and increase stockholder value.

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

        Prior to the Merger, the then-existing Compensation Committee developed, in consultation with management and outside consultants, an annual cash incentive program which historically provided the Compensation Committee with a tool for gauging the compensation of the named executive officers. This program also remained in effect in 2012, but was modified in May 2012 by the Compensation Committee to set structure, targets, and payout levels for 2012 cash bonuses. This annual cash incentive program, and other executive compensation programs were designed to effectively attract, retain, and motivate top quality executives who have the ability to significantly influence our long-term financial success, and who are responsible for effectively managing our operations in a way that maximizes stockholder value. The compensation programs for named executive officers seek to achieve a balance between compensation levels and our annual and long-term budgets, strategic plans, business objectives, and stockholder expectations. This annual incentive program set forth core practices that defined the overriding objectives for prior fiscal years' executive compensation programs prior to the Merger and the role of the various compensation elements in meeting those objectives. These core practices were as follows:

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

        Four of our named executive officers of the Company and its subsidiaries were considered for bonus compensation under this annual cash incentive program in fiscal year 2012: William A. Sanger, President and Chief Executive Officer; Randel G. Owen, the Executive Vice President, Chief Operating Officer and Chief Financial Officer; Todd G. Zimmerman, the Executive Vice President and President and Chief Executive Officer of EmCare; and Mark Bruning, the President of AMR for the entirety of 2012. All aspects of compensation for these executive officers in fiscal year 2012 were determined by the Compensation Committee.

        Senior level employees and officers other than Messrs. Sanger, Owen, Zimmerman and Bruning participated in incentive plans that were available to a significant number of employees of the Company and its subsidiaries or otherwise tailored to incentivize performance in their areas of responsibility. Although some of those individuals were "named executive officers" of the Company under the SEC rules based on their position and level of compensation in some fiscal years, in which case their compensation was disclosed in our proxy materials for those years, their individual targets and performance measures were set by Mr. Sanger, to whom they typically reported, rather than directly by the Compensation Committee.

Elements of Our Executive Compensation Program

        During 2012, the compensation program for our named executive officers consisted mainly of base salary and short-term cash incentives for services performed in 2012 (a substantial portion of which were paid at the end of 2012). Other than one separate grant of options to purchase common stock in Holding to Dr. Packard, we did not grant equity awards. See "Determination of 2012 Compensation of Named Executive Officers—Long-term incentives." During 2012, our named executive officers also participated in various benefit plans made available to most of our employees, and received certain other perquisites and benefits as detailed below.

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

Short-Term Incentives

        A portion of the named executive officers' targeted annual cash compensation was at risk, in the form of an annual cash incentive program contingent, in the case of each of Messrs. Sanger, Owen, Zimmerman and Bruning, upon meeting Adjusted EBITDA targets set by the Compensation Committee. Dr. Packard's annual cash incentive for fiscal year 2012 was contingent upon meeting annual objectives pursuant to the Management and Exempt Incentive Plan, or the MEIP, in addition to bonuses associated with his clinical functions. The primary purpose of these annual cash incentive programs was to focus the attention of the named executive officers on the operational and financial performance of the Company, as applied particularly to their areas of expertise and influence.

Long-term Incentives

        In May 2011, EMSC adopted the Holding Stock Incentive Plan, pursuant to which the Compensation Committee of Holding may grant equity incentive awards to employees of EMSC from time to time. To date, only options to purchase common stock of Holding have been granted to employees under the Holding Stock Incentive Plan.

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

Determination of 2012 Compensation of Named Executive Officers

        The following sections describe the determination of the various elements of our compensation program for the named executive officers, including objectives, market positioning, structure, operation and other information specific to 2012 payments, awards and compensation adjustments.

Base Salary

        Base salary for each named executive officer in 2012 was established at a level that we believed to be sufficient to attract and retain individuals with the qualities necessary for the long-term financial success of the Company. Salaries were generally positioned to be in a market-competitive range, recognizing that the compensation of Dr. Packard, whose aggregate compensation is unique due to his dual corporate and clinical functions, is therefore not readily comparable to any peer group. However, as discussed further herein, we believe that Dr. Packard's aggregate cash compensation is at or above the median of our other named executive officers, and reflects the fair market value of his position as a senior executive of our Company.

        The Compensation Committee reviews the base salaries of Messrs. Sanger, Owen and Zimmerman annually in accordance with the provisions of the executive officers' employment agreements. Salary adjustments take into account market data in the context of an executive's role, responsibilities, experience tenure, individual performance and contribution to our financial results.

        From time to time, the Compensation Committee has also engaged Towers Watson for compensation review purposes and taken Towers Watson's advice into consideration when making compensation decisions for Messrs. Sanger, Owen and Zimmerman. In November 2012, Towers Watson conducted an executive compensation review for EMSC to analyze peer group executive compensation and market pricing for a number of senior management positions, including the named executive officers. While the Compensation Committee used the results of the review as one factor in determining compensation packages within the Company, the Compensation Committee did not adjust the compensation of any of the named executive officers following this process. The Compensation Committee also reviewed salaries and provided ordinary course merit increases of 3% to Messrs. Owen, Zimmerman and Bruning in July 2012 at approximately the same time as a large portion of our management employees. In addition, in its November 2012 meeting, the Compensation Committee determined it would provide ordinary course merit increases to named executive officers for implementation on January 1 annually (if applicable for the year) in lieu of a mid-year implementation, and awarded such increases to each of the named executive officers effective January 1, 2013.

        Mr. Sanger's base salary was set in March 2008. Since then, his base salary has remained unchanged other than the Company's merit increases in certain years to a large number of management employees approximating 3.0% to 4.0%.

        Effective with respect to the period beginning on the closing date of the Merger, the base salary of Mr. Owen was increased to $505,000, and in September 2012, we increased Mr. Owen's annual salary to $600,000 in connection with his appointment as EMSC's Chief Operating Officer and, on January 1, 2013, to $618,000 in connection with the merit increase described in this section.

        Mr. Zimmerman's annual base salary was increased in connection with his appointment as President of EmCare, and through 2012, his base salary has remained unchanged other than the Company's merit increases in certain years. In addition, Mr. Zimmerman's annual base salary increased in February 2013 (retroactively to January 1, 2013) to $650,000 in connection with his appointment as the Chief Executive Officer of EmCare.

        Mr. Bruning's annual base salary was increased in connection with his promotion to Executive Vice President of AMR in 2008, and upon his promotion to President of AMR in 2009 by action of Mr. Sanger prior to Mr. Bruning being subject to the overview of the Compensation Committee. Mr. Bruning also received a merit increase of 3.0% in 2011 by action of the Compensation Committee, but his compensation remained unchanged in 2012. Mr. Bruning received both a one-time severance payment and a severance payment on regularly scheduled payroll dates for 24 months in connection with the termination of his employment with AMR in January 2013, as further described in Item 11, "Individual Termination / Change-in-Control Arrangements."

        Dr. Packard is paid $850,638 annually for his combined clinical, corporate and medical director duties. This amount includes compensation paid to Dr. Packard for treating patients, payable on a monthly basis, which amounted to $74,974 in 2012. These amounts are all paid by EMSC's contractual affiliates in Texas rather than by EMSC or its subsidiaries directly.

Short-Term Incentives for the Chief Executive Officer, Chief Operating Officer / Chief Financial Officer, President of EmCare and President of AMR

        The named executive officers' employment agreements provide that each executive will be able to participate in a short-term incentive plan, under which payment is based upon performance targets to be established each year by the board of directors or the Compensation Committee.

        In May 2012, the Compensation Committee established our fiscal year 2012 performance targets. These targets were based on the Compensation Committee's requirement that our 2012 Adjusted EBITDA achieve a specified percentage increase over the 2011 Adjusted EBITDA target before bonuses were awarded to the applicable named executive officers. We defined Adjusted EBITDA consistently with the Adjusted EBITDA measure used in our prior periodic filings with the SEC, which is net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other (expense) income, realized gain (loss) on investments, interest expense, and depreciation and amortization. Under the terms of our annual cash incentive program for named executive officers, awards are based on an incentive "pool" created by the difference between our current year Adjusted EBITDA and our Adjusted EBITDA for the prior year, provided that our current year Adjusted EBITDA reached a pre-determined threshold. In December 2012, following a review of preliminary results for fiscal year 2012, the Company, upon consultation with members of the Compensation Committee, determined that a portion of executive cash bonuses (including for the named executive officers) could be paid in December 2012 with respect to fiscal year 2012 services performed. Formal action to ratify these bonus payments was taken by the Compensation Committee at its March 2013 meeting.

        In March 2013, following the audit and release of our year-end financial statements for 2012, the Compensation Committee determined that the threshold level of Adjusted EBITDA had been achieved for 2012. A portion of this cash bonus was paid in December 2012 and the remainder will be paid in March 2013.

        Under the terms of the annual cash incentive program for our named executive officers, the performance measures are not individualized for each of Messrs. Sanger and Owen, but rather align the annual bonus compensation of these named executive officers as a group with the performance of the Company as a whole. There was no individualized performance review process for Messrs. Sanger and Owen in the granting of bonus awards for services provided in the previous fiscal years; however, the Compensation Committee had the discretion to consider individual performance when determining bonus awards and targets. Because the bonuses were based on meeting Company financial targets and did not provide for upward or downward adjustment based on individual performance, there was no guarantee that any of these named executive officers would receive a bonus, and there was also no minimum, target or maximum predetermined aggregate dollar amount that these named executive officers could receive. Bonus awards for Mr. Zimmerman while determined pursuant to this annual cash incentive program, are partially based on individualized performance measures unique to the performance of the EmCare segment.

        The Compensation Committee has historically believed that Adjusted EBITDA is the appropriate measure to align the interests of management with the interests of the Company, in part because the Compensation Committee recognizes the prevalence of Adjusted EBITDA as a measure of our financial performance among outside financial analysts and investors and in part because it represents what we have historically believed to be the best measure of our profitability. In March 2013, the current Compensation Committee began its process of reviewing measures for fiscal year 2013 but has not yet taken formal action for 2013.

Short-Term Incentives for Dr. Packard

        Under the MEIP, which is currently available to approximately 1,600 employees of the Company and its subsidiaries, participants are eligible to receive a percentage of their target bonus if we and, as applicable, the participant's business segment or operations unit, meets a predetermined Adjusted EBITDA threshold for the fiscal year established by the Compensation Committee. The Compensation Committee typically approves the MEIP threshold in an amount approximately commensurate with our earnings targets for the applicable fiscal year. Accordingly, each participant's potential bonus is adjusted up or down on a sliding percentage scale depending on whether the Adjusted EBITDA meets or exceeds the MEIP threshold, in addition to certain other factors based on the participants' department targets and fulfillment of individual and strategic goals. Historically, in order to achieve 100% or more of an executive's target bonus, we would need to exceed the fiscal year Adjusted EBITDA targets.

        Dr. Packard participates in the MEIP and Mr. Sanger, as the executive officer to whom Dr. Packard reports, sets Dr. Packard's target objectives on an annual basis in accordance with the MEIP, and these target objectives are generally linked to our strategic plan. Awards under the MEIP are generally paid in cash in a lump sum during the fiscal year following the year in which performance was measured. In 2013, we determined that the annual MEIP threshold level of Adjusted EBITDA had been achieved. Dr. Packard was paid a portion of the MEIP bonus in December 2012 with the remainder to be paid in March 2013, in the same manner as the other named executive officers. In March 2012, we had determined that the annual MEIP threshold level of Adjusted EBITDA had not been achieved for 2011. However, Dr. Packard was eligible for, and received, a partial 2011 bonus based on the fulfillment of non-Adjusted EBITDA objectives in 2012. In addition, Dr. Packard is eligible for discretionary and other bonuses under his employment agreement with an affiliate of EmCare to provide clinical services, which amounted to $40,000 in 2012.

Long-Term Incentives

        On May 23, 2011, the Board of Directors of Holding adopted the Holding Stock Incentive Plan, which provides for stock purchases, and grants of other equity awards including stock options, restricted stock, and restricted stock units, to officers and other key employees of Holding and its subsidiaries. To date, only options to purchase common stock of Holding have been granted to employees under the Holding Stock Incentive Plan.

        The Company has not granted any restricted stock or restricted stock units to officers and other key employees since the Merger, and no previous awards of restricted stock or restricted stock units are outstanding. Upon completion of the Merger, each restricted share became fully vested and was cancelled and extinguished with the holder thereof entitled to receive $64.00 for each such restricted share, and each then-outstanding Restricted Stock Unit, or RSU, became fully vested and was cancelled and extinguished with the holder thereof entitled to receive $64 for each share of Company common stock subject to such RSU.

        There were 1,976,612 new options granted in connection with the Merger as a result of options rolled over by executives, and other key employees and other options granted to the executives, a director and other key employees. As of December 31, 2012, Mr. Sanger holds 825,832 options, Mr. Owen holds 241,442 options, Mr. Zimmerman holds 139,190 options, Mr. Bruning holds 90,566 options, and Dr. Packard holds 43,222 options, all amounts which include pre-Merger options rolled over by our named executive officers at the time of the Merger. In 2011, certain members of our management entered into rollover agreements with Holding, pursuant to which they agreed to roll over existing options to purchase EMSC common stock into options to purchase common stock of Holding. Pursuant to the rollover agreements, our named executive officers, William A. Sanger, Randel G. Owen, Todd G. Zimmerman, Mark Bruning and Dighton Packard, each agreed to receive, in lieu of cash, a portion of the value of their EMSC options at the closing of the Merger in the form of fully vested rollover options of Holding, which is referred to in this Form 10-K as the "Rollover," to which Holding matched and applied a multiplier to each officer's Rollover investment. The options that were rolled over by the named executive officers are vested and fully exercisable. In addition, each of Messrs. Owen, Zimmerman and Bruning and Dr. Packard, received grants of position options of Holding, based solely on the officers' level of seniority in the Company. The matching options and position options that were granted vest in five equal installments, with the first two installments having vested through December 31, 2012, and the remaining installments vesting on December 31st of the three subsequent calendar years subject to the continued employment of the named executive officer holding such options.

        The Compensation Committee of Holding granted Dr. Packard 1,953 options in March 2012 to purchase common stock of Holding. The grant is subject to a two-year vesting period and additional performance measures requiring Dr. Packard to implement certain clinical leadership development programs during the vesting period. The Compensation Committee of Holding also granted 5,963 options in February 2013 to Mr. Zimmerman over a three-year vesting period. No other equity awards have been granted to the named executive officers in 2012 and to date in 2013.

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

        On October 1, 2012, Holding issued $450 million of Senior PIK Toggle Notes due 2017. In connection with the transaction, the net proceeds from the offering were used to pay a special cash dividend to Holding stockholders, and certain cash payments to holders of certain stock options, including each of the named executive officers as follows: William A. Sanger—$5,566,845; Randel G. Owen—$2,319,502; Todd G. Zimmerman—$1,159,751; Mark Bruning—$492,080; and Dighton Packard, M.D.—$345,075. In connection with these payments, the board of directors of Holding made corresponding adjustments to the exercise price of options granted following the Merger from $64.00 to $34.31.

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

        We do not have a pension plan for employees or executives. Substantially all salaried employees, including the named executive officers, are eligible to participate in our 401(k) savings plans. We maintain four defined contribution plans for eligible employees. Employees were allowed to contribute to these plans a maximum of 40% of their compensation up to a maximum of $17,000 ($22,500 for employees aged 50 and over) in 2012. In general, we match the contribution up to a maximum of 3% on the first 6% of the employee's salary per year, depending on the plan, which we fund currently.

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

        Mr. Sanger's employment agreement also provides that EMSC will bear the cost of up to 25 hours of personal use of a corporate aircraft by Mr. Sanger per calendar year.

Summary Compensation Table for Fiscal Years 2010, 2011 and 2012

        The following table sets forth the compensation of the Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during fiscal year 2012 who were serving as executive officers of the Company at the end of fiscal year 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
William A. Sanger	2010	958,706	—	2,535,300	806,544	58,017	4,358,567
President and Chief	2011	990,285	—	—	9,017,984	153,592	10,161,860
Executive Officer	2012	1,023,637	2,090,762	—	—	5,824,043	8,938,442
Randel G. Owen	2010	440,356	—	1,056,375	336,060	24,863	1,857,654
Executive Vice President,	2011	487,926	—	—	2,893,263	40,543	3,421,732
Chief Operating Officer and	2012	537,844	721,910	—	—	2,362,478	3,622,232
Chief Financial Officer
Todd G. Zimmerman	2010	512,953	—	1,408,500	448,080	57,566	2,427,099
President of EmCare and	2011	575,005	—	—	1,484,227	76,987	2,136,219
Executive Vice President of	2012	594,363	716,172	—	—	1,206,624	2,517,159
the Company(4)
Mark Bruning(5)	2010	406,377	26,250	704,250	224,040	17,577	1,378,494
President of AMR	2011	472,619	—	—	740,534	30,621	1,243,774
	2012	520,950	166,727	—	—	580,609	1,268,286
Dighton Packard, M.D.	2011	848,950	90,629	—	413,305	15,118	1,368,001
Chief Medical Officer of the	2012	850,638	146,286	—	31,361	478,828	1,507,112
Company(6)

(1)
Represents aggregate grant date fair value under ASC Section 718 of all restricted stock awards granted during a specified year. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. All of these restricted stock awards were cancelled in the Merger, and there were no forfeitures of restricted stock awards by our named executive officers in 2012.

(2)
Represents aggregate grant date fair value under ASC Section 718 of all option awards granted during a specified year. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. There were no forfeitures of options by our named executive officers in 2012. Further information regarding these awards is disclosed in the "Grants of Plan-Based Awards Table" in the Proxy Statements, or, for 2011, in the Form 10-K, for the specified years.

(3)
For Mr. Sanger, amount includes (a) an annual auto allowance, (b) the Company 401(k) match, (c) supplemental individual insurance expenses of $35,062 for 2012, (d) personal use of the Company plane valued at $198,808 for 2012, (e) a cash payment of $5,566,845 from the net proceeds from Holding's offering of PIK Toggle Notes due 2017, and (f) other expenses including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Sanger's employment agreement.

          For Mr. Owen, amount includes (a) an annual auto allowance, (b) Company 401(k) match, (c) supplemental individual insurance expenses, (d) a cash payment of $2,319,502 from the net proceeds from Holding's offering of PIK Toggle Notes due 2017, and (e) other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Owen's employment agreement.

          For Mr. Zimmerman, amount includes (a) an annual auto allowance, (b) Company 401(k) match, (c) insurance expenses of as permitted pursuant to the terms of Mr. Zimmerman's employment agreement, (d) auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Zimmerman's employment agreement, (e) for 2011 and 2012, cost of a lease of a corporate car in Dallas, Texas that Mr. Zimmerman used while based partially in Dallas in 2011, (f) a cash payment of $1,159,751 from the net proceeds from Holding's offering of PIK Toggle Notes due 2017, and (g) for 2011, $34,637 for a lease of an apartment in Dallas, Texas that Mr. Zimmerman used while based partially in Dallas, which the Company is no longer leasing.

          For Mr. Bruning, amount includes (a) an annual auto allowance, (b) Company 401(k) match, (c) a cash payment of $547,632 from the net proceeds from Holding's offering of PIK Toggle Notes due 2017,and (d) insurance expenses, as permitted pursuant to the terms of Mr. Bruning's employment agreement.

          For Dr. Packard, amount includes Company 401(k) match, insurance expenses, and a cash payment of $463,877 from the net proceeds from Holding's offering of PIK Toggle Notes due 2017.

(4)
Mr. Zimmerman served as our General Counsel until he was appointed President of EmCare effective April 1, 2010 and Chief Executive Officer of EmCare in 2013.

(5)
Mr. Bruning ceased to be an employee in January 2013.

(6)
Dr. Packard's compensation information is provided only with respect to 2011 and 2012, since Dr. Packard was not deemed a named executive officer in 2010. Of Dr. Packard's bonus for 2012, $40,000 was from his clinical services to a contractual affiliate, and the remainder was through the MEIP.

Grant of Plan-Based Awards at End of Fiscal Year 2012

        The following table summarizes cash-based and equity-based awards for each of the named executive officers that were granted during fiscal year 2012 by the Company and its affiliates. For a description of the named executive officers' other outstanding awards, see Item 11, "Outstanding Equity Awards at End of Fiscal Year 2012" below.

					All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($ Per Share)
Name	Grant Date	Threshold	Target	Maximum
Dighton Packard	March 23, 2012	—	—	—	—	1,953	34.31	14,251

Employment Agreements and Severance Arrangements

        We entered into employment agreements with Messrs. Sanger, Owen and Zimmerman, each effective February 10, 2005, and with Dr. Packard on April 19, 2005. We entered into a Separation Agreement with Mr. Bruning in January 2013, which terminated the Employment Agreement we entered into with him on February 15, 2008. The employment agreements for all named executive officers were amended effective January 1, 2009 to add language to ensure compliance with Section 409A of the Internal Revenue Code. The good reason events for termination of employment by the executive were amended in connection with the Merger. See Item 11, "Determination of 2012 Compensation of Named Executive officers—Long Term Incentives"

        Mr. Sanger's employment agreement has a five-year term, and was amended as of March 12, 2009 to provide that, following the expiration of his current employment term on February 10, 2010, his employment term will renew automatically for two additional three-year extensions (unless terminated prior to the expiration of the current employment term or the first renewal term in accordance with the provisions of Mr. Sanger's employment agreement). Mr. Sanger's employment agreement was also amended following the Merger to provide him with 25 hours of personal travel on a corporate aircraft, with the Company bearing the full cost of such personal travel.

        Mr. Owen's and Mr. Zimmerman's employment agreements were each also amended as of March 12, 2009 to provide for the immediate commencement of a new two-year term, with further two-year extensions until terminated in accordance with the terms of the agreements.

        In connection with Mr. Zimmerman's appointment as President of the Company's EmCare segment on April 1, 2010, we modified the terms of Mr. Zimmerman's employment agreement. Under the terms of the revised agreement, Mr. Zimmerman's salary annual base compensation was increased to $550,000. While Mr. Zimmerman's base salary has increased as a result of subsequent ordinary merit increases and with his appointment as Chief Executive Officer of EmCare, as described in Item 11, "Determination of 2012 Compensation of Named Executive Officers—Base Salary," such increases have not been reflected in a formal amendment to his Employment Agreement.

        On May 18, 2010, the Board approved an amendment to Mr. Owen's Employment Agreement, and his annual base compensation was increased to $450,000. Following the Merger, Mr. Owen's employment agreement was amended to increase his base salary to $505,000. While Mr. Owen's base salary has increased as a result of subsequent ordinary merit increases and with his appointment as Chief Operating Officer of the Company, as described in Item 11, "Determination of 2012 Compensation of Named Executive Officers—Base Salary," such increases have not been reflected in a formal amendment to his Employment Agreement.

        Mr. Bruning's employment agreement was terminated effective January 14, 2013, although Mr. Bruning remained employed with AMR for the entirety of 2012. Effective upon Mr. Bruning's departure from his position as President of AMR, Mr. Bruning entered into a Separation Agreement, pursuant to which Mr. Bruning will receive two years of his existing base salary in the total amount of $1,055,750, as well as a lump sum payment of $131,969. Under the terms of his Separation Agreement, Mr. Bruning will also remain eligible to exercise his previously granted options to purchase common stock of CDRT Holding Corporation that are vested and exercisable as of January 14, 2013, under the standard terms of the CDRT Holding Corporation Stock Incentive Plan and Mr. Bruning's option agreements, and any unvested Options outstanding at such time were cancelled. In addition, Mr. Bruning will continue to be eligible to receive any bonus payment owed under EMSC's bonus plans for services rendered in fiscal year 2012, a portion of which was paid in December 2012, and the remainder of which will be paid in March 2013, and certain standard benefits customarily offered to senior executives, such as eligibility for subsidized coverage under EMSC's and AMR's medical, dental and vision plans for 18 months from the date of his departure.

        Each named executive officer has the right to terminate his agreement on 90 days' notice, in which event he will be subject to the non-compete provisions described below, provided he receives specified severance benefits as set forth below.

        The Compensation Committee customarily reviews salaries of Messrs. Sanger, Owen and Zimmerman on an annual basis. The Company also reviews the salaries of Dr. Packard on a periodic basis, which it also did for Mr. Bruning until his departure from AMR.

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

        If we terminate a named executive officer's employment without cause or any of them resigns after a change of control for one of several specified reasons, we have agreed to continue the executive's base salary and provide his benefits for a period of 24 months from the date of termination. These agreements contain non-competition and non-solicitation provisions pursuant to which the executive agrees not to compete with AMR or EmCare or solicit or recruit our employees for the 24-month period (and in some cases the 12-month period) from the date of termination. See Item 11, "Determination of 2012 Compensation of Named Executive officers—Long Term Incentives"

        Dr. Packard's employment agreement has a one-year term, and renews automatically for successive one-year terms unless either party gives notice at least 90 days prior to the expiration of the then current term. Dr. Packard's base salary is subject to a $100,000 increase if he reduces his clinical activities and increases the time he provides services to us. Dr. Packard also has an employment agreement with a physician group contractually affiliated with EmCare. See Item 11, "Determination of 2012 Compensation of Named Executive officers—Long Term Incentives"

Outstanding Equity Awards at End of Fiscal Year 2012

        The following table sets forth information concerning the number of unexercised Company stock options and restricted shares that had not vested and equity plan awards for each of the named executive officers as of December 31, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
William A. Sanger	180,833	—	6.67	February 10, 2015(2)	—	—
	37,500	—	29.65	March 12, 2019(2)	—	—
	45,000	—	56.34	May 18, 2020(2)	—	—
	225,000	337,499	34.31	May 25, 2021(3)	—	—
Randel G. Owen	23,474	—	6.67	February 10, 2015(2)	—	—
	18,750	—	29.65	March 12, 2019(2)	—	—
	18,750	—	56.34	May 18, 2020(2)	—	—
	72,187	108,281	34.31	May 25, 2021(3)	—	—
Todd G. Zimmerman	39,117	—	6.67	February 10, 2015(2)	—	—
	7,494	—	29.65	March 12, 2019(2)	—	—
	37,030	55,549	34.31	May 25, 2021(3)	—	—
Mark E. Bruning(5)	22,500	—	30.10	February 7, 2018(2)(4)	—	—
	9,375	—	29.65	March 12, 2019(2)	—	—
	12,500	—	56.34	May 18, 2020(2)	—	—
	18,476	27,715	34.31	May 25, 2021(3)	—	—
Dighton Packard	17,442	—	6.67	May 1, 2015(2)	—	—
	10,312	15,468	34.31	May 25, 2021(3)	—	—
	781	1,172	34.31	March 12, 2022(6)	—	—

(1)
All options terminate if not exercised, upon (i) a sale of our equity whereby any person other than existing equity holders as of the grant date acquire the voting power to elect a majority of our board of directors or (ii) a sale of all or substantially all of our assets. All unexercised options, whether vested or unvested, outstanding immediately prior to the effective time of the Merger were either (i) cancelled and the holder received, with respect to each such option, an amount in cash equal to the excess of $64.00 per share over the exercise price per share subject to the option or (ii) converted into options to acquire common stock of Holding which preserve the current terms with some enhancements. The exercise price of non-rollover options were adjusted to $34.31 in connection with the offering of Holding PIK Notes.

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

(3)
See "Determination of 2012 Compensation of Named Executive Officers—Long-Term Incentives" for a description of these options, which were granted in connection with the Merger.

(4)
The options could have also expired prior to their expiration date, February 7, 2018, in connection with termination of employment or certain corporate events.

(5)
Under the terms of his Separation Agreement, effective January 14, 2013, Mr. Bruning remains eligible to exercise his vested and exercisable options as of January 14, 2013, and any unvested Options outstanding at such time were cancelled.

(6)
40% of Dr. Packard's grant vested on June 1, 2012. The remainder vests 30% on June 1, 2013 and 2014, respectively, subject to achievement of performance measures.

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

        The following table sets forth certain information with respect to nonqualified deferred compensation under the Deferred Compensation Plan for the year ended December 31, 2012.

Name	Aggregate Balance at Beginning of Last Fiscal Year	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Randel G. Owen	—	4,228	1,238	309	—	5,775
Todd G. Zimmerman	—	45,832	1,238	2,577	—	49,647
Mark Bruning	—	66,160	—	1	—	66,161
Dighton Packard	58,127	108,525	1,238	5,743	—	173,633

(1)
Amounts in this column include base salary and bonus that was deferred and are also included in "Salary" and/or "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.

(2)
The aggregate earnings represent the market value change of the Deferred Compensation Plan during fiscal year 2012. Because the earnings are not preferential or above-market, they are not included in the Summary Compensation Table.

Potential Payments Upon Termination or Change-in-Control

        The information below describes and quantifies certain compensation that would have become payable to the named executive officers under plans in existence at the end of fiscal year 2012 and the executives' respective employment agreements if the named executive officers' employment had been terminated on December 31, 2012, given the named executive officer's compensation and service levels as of such date and, where applicable, based on the fair market value of Holding's common stock on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) savings plans, disability benefits and accrued vacation benefits.

        Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, our stock price and the executive's age. None of the named executives were eligible to receive immediate Company retirement benefits as of December 31, 2012.

Name	Severance (Salary) ($)	Severance (Bonus) ($)(1)	Acceleration of Vesting of Time-Based Option Awards ($)(2)	Acceleration of Vesting of Performance-Based Option Awards ($)	Acceleration of Vesting of Performance-Based Restricted Stock Awards ($)(3)	Other Benefits ($)(4)
William A. Sanger	2,085,230	291,969	—	—	—	70,124
Randel G. Owen	1,200,000	97,797	—	—	—	34,755
Todd G. Zimmerman	1,210,766	265,511	—	—	—	31,239
Mark E. Bruning(5)	1,055,750	34,408	—	—	—	16,591
Dighton Packard	300,656	5,314	—	—	—	7,452

(1)
The executives are entitled to a pro rata percentage of their bonus at termination, where the numerator is the full number of months of the bonus period served and the denominator is 12. This calculation reflects that the majority of each named executive officer's 2012 bonus was paid in December 2012 prior to December 31, 2012. Further, for purposes of this calculation, we have assumed that the executive was terminated at December 31, 2012 which was the end of the 2012 bonus period. This bonus payment could vary significantly in future years, as there is no minimum or maximum bonus set for the named executive officers.

(2)
These numbers represent the value of the executive's unvested options governed by time-based measures that would have automatically vested upon a change in control or upon termination without cause at December 31, 2012. The value assumes exercise of all such shares at $50.31 (the estimated per share valuation of the Company at 12/31/2012) minus the value of the same number of shares multiplied by the exercise price of such shares set forth above in the table entitled "Outstanding Equity Awards at End of Fiscal Year 2012." A third party valuation firm reviews our valuation per share in the first half of each fiscal year, and as such, this valuation is not necessarily indicative of the current 2013 valuation.

(3)
None of the named executive officers held restricted shares following the Merger.

(4)
Upon termination, the executive is entitled to medical, dental and group life insurance for a period of 24 months.

(5)
Mr. Bruning's severance (salary) would be payable only upon a termination without cause and not upon a change-in-control.

Individual Termination/Change-in-Control Arrangements

        The following is a summary of the termination and change-in-control provisions of the employment agreements of our named executive officers during fiscal year 2012 unless specifically noted. Such provisions were not the result of a wealth accumulation analysis applied by the Company, but rather the result of negotiations with each such named executive officer. The "good reason" events for termination of employment by the executive were modified in connection with the Merger. See Item 11, "Determination of 2012 Compensation of Named Executive Officers—Long-Term Incentives"

        William A. Sanger.    If the Company terminates Mr. Sanger's employment without cause, it shall pay him his base salary of a period of 24 months following such termination and shall to provide him with a lump sum cash payment equivalent to the value of medical, dental and term life insurance for such period. Additionally, if the performance targets for that year have been met, Mr. Sanger will be entitled to a pro rata portion of his bonus, and all time-governed options owned by Mr. Sanger shall immediately vest and become exercisable. Mr. Sanger may terminate his employment under certain circumstances following a change in control of the Company. Upon such termination, Mr. Sanger will be entitled to the same severance benefits as if he had been terminated by the Company without cause. Mr. Sanger has agreed that for the term of his employment and a period of 24 months thereafter, he will not engage in certain competitive activities with respect to the Company. Mr. Sanger may also terminate his employment for any reason upon 90 days' written notice to the Company. The Company may waive such notice, in whole or in part, upon immediate payment to Mr. Sanger of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Sanger his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. At the effective date of the Merger, all of Mr. Sanger's then unvested options and restricted shares became fully vested and exercisable, and the only unvested options outstanding as of December 31, 2012 were those granted following the Merger.

        Randel G. Owen.    Either Mr. Owen or the Company may terminate without cause by providing the other with 90 days' prior written notice. If termination is by Mr. Owen, the Company may waive such notice, in whole or in part, upon immediate payment to Mr. Owen of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Owen his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. If Mr. Owen is terminated by the Company without cause or if he chooses to terminate in the event of a material breach by the Company which continues for more than thirty days following notice to the Company of such breach, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination and the Company shall continue to provide him with medical, dental and term life insurance for such period. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Additionally, if the performance targets for that year have been met, Mr. Owen will be entitled to a pro rata portion of his bonus. If Mr. Owen elects to terminate his employment following a change in control of the Company he will be entitled to the severance payments, medical, dental and term life insurance benefits described above. At the effective date of the Merger, all of Mr. Owen's then unvested options and restricted shares became fully vested and exercisable, and the only unvested options outstanding as of December 31, 2012 were those granted following the Merger.

        Todd G. Zimmerman.    The Company or Mr. Zimmerman may terminate his employment without cause by providing the other with 90 days' prior written notice. If termination is by Mr. Zimmerman, the Company may waive such notice, in whole or in part, upon immediate payment to Mr. Zimmerman of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Zimmerman his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. If Mr. Zimmerman is terminated by the Company without cause or if he chooses to terminate in the event of a material breach by the Company which continues for more than thirty days following notice to the Company of such breach, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination and the Company shall continue to provide him with medical, dental and term life insurance for such period. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Additionally, if the performance targets for that year have been met, Mr. Zimmerman will be entitled to a pro rata portion of his bonus. If Mr. Zimmerman elects to terminate his employment following a change in control of the Company he will be entitled to the severance payments, medical, dental and term life insurance benefits described above. If Mr. Zimmerman does not receive severance benefits upon termination of his employment with the Company, his obligation not to engage in certain competitive activities shall only be for 12 months following termination. At the effective date of the Merger, all of Mr. Zimmerman's then unvested options and restricted shares became fully vested and exercisable, and the only unvested options outstanding as of December 31, 2012 were those granted following the Merger.

        Mark E. Bruning.    Mr. Bruning entered into a Separation Agreement with the Company, and his previous employment agreement was terminated as of January 13, 2013. Under the terms of his employment agreement, the Company or Mr. Bruning were able to terminate his employment without cause by providing the other with 90 days' prior written notice under the Employment Agreement. If Mr. Bruning were terminated by the Company without cause, he would have been entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination, to be paid on regularly scheduled payroll dates which is consistent with his Separation Agreement. Under the terms of his Separation Agreement, Mr. Bruning also received a portion payable in a lump sum. He also agreed to a release of claims against the company and certain restrictive covenants. Pursuant to his Separation Agreement, Mr. Bruning remains eligible to exercise his vested and exercisable options existing as of January 14, 2013, and any unvested Options outstanding at such time were cancelled.

        Dighton C. Packard, M.D.    If Dr. Packard's employment is terminated by the Company for cause, the Company shall have no obligation to make any further payment or to provide any benefit to Dr. Packard, other than such payments and benefits which have accrued and not yet been paid on the date of termination. If Dr. Packard is terminated by the Company without cause upon 90 day's prior written notice, he shall be entitled to receive all salary earned up to the date of termination and his base salary of a period of 12 months following such termination plus a pro rata portion of his performance bonus and the Company shall continue to provide him with medical, dental and term life insurance for such period. Dr. Packard agrees that during the term of his employment and for a period of 24 months thereafter, he will not engage in certain competitive activities with the Company. These provisions relate solely to Dr. Packard's corporate functions; his agreements with our contractual affiliates to provide clinical services do not entitle him to severance and change-in-control payments. The only unvested options held by Dr. Packard as of the date of this Annual Report on Form 10-K are those options granted to him following the Merger and in 2012.

Director Compensation for Fiscal Year 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Ronald A. Williams	500,000	—	—	500,000
Richard J. Schnall	—	—	—	—
Kenneth A. Giuriceo	—	—	—	—
Carol J. Burt	37,500	112,500	—	150,000
Leonard M. Riggs, Jr., M.D.	80,000	80,000	—	160,000
Michael L. Smith	100,000	60,000	—	160,000

(1)
Represents aggregate grant date fair value under ASC Section 718 of all restricted stock unit awards granted in 2012. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. There were no forfeitures of restricted stock unit awards by our directors in 2012.

(2)
Represents aggregate grant date fair value under ASC Section 718 of all option awards granted during a specified year. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for the assumptions made in determining these values. There were no forfeitures of options by our directors in 2012.

        The members of our board of directors are Messrs. Schnall, Giuriceo, Williams, Smith, Owen and Sanger, Ms. Burt and Dr. Riggs. Mr. Williams is paid an annual fee of $500,000, payable in quarterly installments, for his services as the non-executive Chairman of the board of directors of Holding and EMSC. In addition, Mr. Williams received a grant of options in September 2011 to purchase shares of Holding common stock under the Holding Stock Incentive Plan, which will vest in five equal installments, with the first two installments having vested on December 31, 2011 and December 31, 2012, respectively, and the remaining installments vesting on December 31st of the three subsequent calendar years, subject to the continued provision of services by Mr. Williams to Holding. Mr. Williams also has an investment in the CD&R Advisor Co-Investor fund.

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

Compensation Committee Report

        The Compensation Committee is responsible for overseeing our executive compensation programs. The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K. Based on such review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year 2012.

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

Name of beneficial owner	Number of shares beneficially owned	Percent of class (%)
CD&R Affiliates(1)(6)	13,860,168	91.2
William A. Sanger(2)(3)(4)	488,332	3.2
Randel G. Owen(2)(3)(4)	183,161	1.2
Todd G. Zimmerman(2)(4)	83,643	*
Mark E. Bruning(2)(4)	62,851	*
Dighton Packard(2)(4)	28,535	*
Richard J. Schnall(3)(5)(6)	—	—
Kenneth A. Giuriceo(3)(5)(6)	—	—
Ronald A. Williams(3)(5)(6)	28,125	*
Carol J. Burt(2)(3)	4,230	*
Leonard Riggs, Jr., M.D.(2)(3)	17,523	*
Michael L. Smith(2)(3)	5,329	*
All executive officers and directors, as a group (16 persons)(1)(7)	951,798	6.2

*
Less than one percent.

(1)
Represents shares of Holding common stock held by the CD&R Affiliates as follows: (i) 7,031,250 shares of Holding common stock held by Clayton, Dubilier & Rice Fund VIII, L.P.; (ii) 6,793, 319 shares of Holding common stock held by CD&R EMS Co-Investor, L.P.; (iii) 26,536 shares of Holding common stock held by CD&R Advisor Fund VIII Co-Investor, L.P.; and (iv) 9,063 shares of Holding common stock held by CD&R Friends and Family Fund VIII, L.P. CD&R Associates VIII, Ltd., as the general partner of each of the CD&R Affiliates, CD&R Associates VIII, L.P., as the sole stockholder of CD&R Associates VIII, Ltd., and CD&R Investment Associates VIII, Ltd., as the general partner of CD&R Associates VIII, L.P., may each be deemed to beneficially own the shares of Holding common stock held by the CD&R Affiliates. CD&R Investment Associates VIII, Ltd. is managed by a two-person board of directors. Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VIII, Ltd., may be deemed to share beneficial ownership of the shares of Holding common stock shown as beneficially owned by the CD&R Affiliates. Such persons disclaim such beneficial ownership. Investment and voting decisions with respect to shares held by each of the CD&R Affiliates are made by an investment committee of limited partners of CD&R Associates VIII, L.P., currently consisting of more than ten individuals (the "Investment Committee"). All members of the Investment Committee disclaim beneficial ownership of the shares shown as beneficially owned by the CD&R Affiliates. Each of CD&R Associates VIII, Ltd., CD&R Associates VIII, L.P. and CD&R Investment Associates VIII, Ltd. disclaims beneficial ownership of the shares of Holding common stock held by the CD&R Affiliates.

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

(6)
The address for CD&R Affiliates, CD&R Associates VIII, L.P., CD&R Associates VIII, Ltd. and CD&R Investment Associates VIII, Ltd. is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands, British West Indies. The business address for Clayton, Dubilier & Rice, LLC is 375 Park Avenue, 18th Floor, New York, New York 10152.

(7)
Includes 74,938 shares of Holding common stock that were issued subsequent to the Merger and 876,860 options to purchase shares of Holding common stock which are currently exercisable or which will become exercisable within sixty days.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Consulting Agreement

        Upon the closing of the Merger, Holding and EMSC entered into a consulting agreement, or the Consulting Agreement, with CD&R, pursuant to which CD&R provides Holding and its subsidiaries with financial, investment banking, management, advisory and other services. Under the Consulting Agreement, Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $4.5 million for such services, plus expenses. Also, Holding, or one or more of its subsidiaries, will pay to CD&R a fee equal to 1.0% of the transaction value of certain types of transactions completed by Holding or one or more of its subsidiaries, plus expenses, or such lesser amount as CD&R and Holding may agree. Pursuant to the Consulting Agreement, we paid CD&R $4.5 million during 2012 and $2.7 million during 2011. In addition, CD&R received a fee of $40.0 million, plus expenses of $2.6 million, for certain financial, investment banking, management advisory and other services for Holding performed by CD&R prior to the closing of the Merger.

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

        On November 25, 2008, we entered into a corporate account agreement, or the Corporate Account Agreement, with The Hertz Corporation, or Hertz, pursuant to which we have agreed to spend a minimum total amount of $460,000 per year for the rental of cars from Hertz and its subsidiaries and licensees. In 2012, we spent approximately $545,508 under this contract. Hertz agreed to provide corporate rates or discounts to us and our employees on such rentals, subject to certain limitations. The agreement had an initial one-year term, and renews automatically until terminated by either party. Investment funds associated with CD&R beneficially own more than 10% of Hertz Global Holdings, the top-level holding company of Hertz, and three of the directors of Hertz Global Holdings are executives of CD&R.

Director Independence

        Though not formally considered by our board of directors because our common stock is not listed on a national securities exchange, our board of directors has determined that Ms. Burt, Dr. Riggs and Mr. Smith are "independent" as such term is defined by The New York Stock Exchange corporate governance standards.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the professional fees we paid to Ernst & Young LLP for professional services rendered for the fiscal years 2011 and 2012.

	For engagement from January 1, 2011 to December 31, 2011	For engagement from January 1, 2012 to December 31, 2012
Audit Fees	$1,959,003	$1,804,758
Audit-Related Fees	225,500	84,961
Tax Fees	190,999	203,165
All Other Fees(1)	—	4,656

Total Fees	$2,375,502	$2,097,540

(1)
All Other Fees describes the annual license fee paid by the Company to Ernst & Young LLP for a software research tool and fees paid to attend continuing education courses.

        The Audit Fees paid to Ernst & Young LLP were for the following professional services rendered:

  •
  audit of the Company's annual financial statements, including fees relating to work related to the Company's audit and report regarding the Company's effectiveness of internal controls over financial reporting and compliance with its obligations under Sarbanes-Oxley, for the years ended December 31, 2011 and 2012,

  •
  review of the Company's quarterly financial statements,

  •
  reviews of the consolidated financial statements included in offering documents associated with the Merger,

  •
  reviews of the consolidated financial statements included in our Form S-4 registration statements filed with the SEC in November 2011 relating to the registration of our Notes and the consents for such registration statements, and

  •
  services normally provided in connection with statutory or regulatory filings or engagements.

        The audit-related fees paid to Ernst & Young LLP were for due diligence in connection with acquisitions. The tax fees paid to Ernst & Young LLP were for domestic tax advice and planning and assistance with tax audits and appeals. All services were appropriately approved by the Audit Committee in accordance with the Company's pre-approval policies.

Pre-Approval Policies and Procedures

        In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee Charter provides that the Audit Committee of our Board of Directors has the sole authority and responsibility to pre-approve all audit services, audit- related tax services and other permitted services to be performed for the Company by its independent auditors and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board, or PCAOB, the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent auditors. The independent auditors may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent auditor.

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
4.5
Third Supplemental Indenture, dated November 7, 2012, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.1 to Emergency Medical Service Corporation's Form 10-Q for the quarter ended March 31, 2012).

Exhibit No	Description
4.6	Fourth Supplemental Indenture, dated April 11, 2012, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.2 to Emergency Medical Service Corporation's Form 10-Q for the quarter ended March 31, 2012).
4.7
Exchange and Registration Rights Agreement, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Barclays Capital Inc., as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.4 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
4.8
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
10.1.1
First Amendment, dated February 7, 2013, to the Term Loan Credit Agreement, dated May 25, 2011, by and among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Emergency Medical Service Corporation's Form 8-K, dated February 7, 2013).
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
10.3.1
First Amendment, dated as of February 27, 2013, to the ABL Credit Agreement, dated as of May 25, 2011, among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as an issuing lender, swingline lender, administrative agent and collateral agent, and the several lenders from time to time party thereto.
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

Exhibit No	Description
10.17†	Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
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
10.29*	Separation agreement, dated January 13, 2013, between Mark A. Bruning and American Medical Response, Inc.
10.30†
Employment Agreement, dated April 19, 2005, between Dighton Packard, M.D. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.31†	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed June 24, 2010).

Exhibit No	Description
10.32†	CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.33†	Form of Option Agreement (Rollover Options) (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.34†	Form of Option Agreement (Matching and Position Options) (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.35†	Form of Rollover Agreement (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges.*
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services Corporation.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101**
The following financial information for Emergency Medical Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March, 16, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statements of Changes in Equity, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2013.

EMERGENCY MEDICAL SERVICES CORPORATION (registrant)
By:	/s/ WILLIAM A. SANGER William A. Sanger Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM A. SANGER William A. Sanger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013
/s/ RANDEL G. OWEN Randel G. Owen	Director, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 12, 2013
/s/ R. JASON STANDIFIRD R. Jason Standifird	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 12, 2013
/s/ RONALD A. WILLIAMS Ronald A. Williams	Chairman and Director	March 12, 2013
/s/ CAROL J. BURT Carol J. Burt	Director	March 12, 2013
/s/ KENNETH A. GIURICEO Kenneth A. Giuriceo	Director	March 12, 2013
/s/ LEONARD RIGGS, M.D. Leonard Riggs, M.D.	Director	March 12, 2013

Signature	Title	Date

/s/ RICHARD J. SCHNALL Richard J. Schnall	Director	March 12, 2013
/s/ MICHAEL L. SMITH Michael L. Smith	Director	March 12, 2013

Exhibit Index

Exhibit No	Description
2.1	Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (Incorporated by reference to Exhibit 2.1 to Emergency Medical Services L.P.'s Form 8-K, dated February 17, 2011).
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
4.5
Third Supplemental Indenture, dated November 7, 2012, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.1 to Emergency Medical Service Corporation's Form 10-Q for the quarter ended March 31, 2012).
4.6
Fourth Supplemental Indenture, dated April 11, 2012, by and among Emergency Medical Services Corporation, the Subsidiary Guarantors named therein and Wilmington Trust FSB (Incorporated by reference to Exhibit 4.2 to Emergency Medical Service Corporation's Form 10-Q for the quarter ended March 31, 2012).
4.7
Exchange and Registration Rights Agreement, dated May 25, 2011, by and between CDRT Merger Sub, Inc. and Barclays Capital Inc., as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 4.4 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).

Exhibit No	Description
4.8	Joinder Agreement to the Exchange and Registration Rights Agreement, dated May 25, 2011, by and among Emergency Medical Services Corporation, the Guarantors named therein and Barclays Capital Inc., as representative of the Initial Purchasers (Incorporated by reference to Exhibit 4.5 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.1
Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Emergency Medical Service Corporation's Form 8-K, dated June 1, 2011).
10.1.1
First Amendment, dated February 7, 2013, to the Term Loan Credit Agreement, dated May 25, 2011, by and among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Emergency Medical Service Corporation's Form 8-K, dated February 7, 2013).
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
10.3.1
First Amendment, dated as of February 27, 2013, to the ABL Credit Agreement, dated as of May 25, 2011, among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as an issuing lender, swingline lender, administrative agent and collateral agent, and the several lenders from time to time party thereto.
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

Exhibit No	Description
10.19†	Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
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
10.29*	Separation agreement, dated January 13, 2013, between Mark A. Bruning and American Medical Response, Inc.
10.30†
Employment Agreement, dated April 19, 2005, between Dighton Packard, M.D. and Emergency Medical Services Corporation (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.31†	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed June 24, 2010).
10.32†	CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.33†	Form of Option Agreement (Rollover Options) (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit No	Description
10.34†	Form of Option Agreement (Matching and Position Options) (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.35†	Form of Rollover Agreement (Incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges.*
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services Corporation.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101**
The following financial information for Emergency Medical Services Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March, 16, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statements of Changes in Equity, (4) Consolidated Statements of Cash Flows and (5) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Index to Financial Statements

Emergency Medical Services Corporation

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011 for the Successor	F-3

Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the year ended December 31, 2010 for the Predecessor

F-4

Consolidated Statements of Changes in Equity for the year ended December 31, 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the year ended December 31, 2010 for the Predecessor

F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2012 and the period from May 25, 2011 through December 31, 2011 for the Successor and for the period from January 1, 2011 through May 24, 2011 and the year ended December 31, 2010 for the Predecessor

F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited the accompanying consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2012 and 2011 (Successor), and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2012 (Successor), the period from May 25, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through May 24, 2011 (Predecessor), and for the year ended December 31, 2010 (Predecessor) (collectively consolidated financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergency Medical Services Corporation at December 31, 2012 and 2011 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 (Successor), the period from May 25, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through May 24, 2011 (Predecessor), and for the year ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
March 12, 2013

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$57,551	$134,023
Insurance collateral	24,481	40,835
Trade and other accounts receivable, net	625,413	525,722
Parts and supplies inventory	22,050	22,693
Prepaids and other current assets	23,514	26,175
Current deferred tax assets	—	24,228

Total current assets	753,009	773,676

Non-current assets:
Property, plant and equipment, net	191,864	191,946
Intangible assets, net	564,218	564,227
Insurance collateral	20,760	105,763
Goodwill	2,413,632	2,269,140
Other long-term assets	85,857	108,356

Total assets	$4,029,340	$4,013,108

Liabilities and Equity
Current liabilities:
Accounts payable	$53,792	$50,512
Accrued liabilities	387,430	323,251
Current deferred tax liabilities	23,568	—
Current portion of long-term debt	12,282	14,590

Total current liabilities	477,072	388,353
Long-term debt	2,209,923	2,357,699
Long-term deferred tax liabilities	156,850	151,308
Insurance reserves and other long-term liabilities	209,593	202,258

Total liabilities	3,053,438	3,099,618

Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding in 2012 and 2011)	—	—
Treasury stock at cost	(381)	—
Additional paid-in capital	908,488	903,173
Retained earnings	61,478	13,019
Accumulated other comprehensive loss	(213)	(2,702)

Total Emergency Medical Services Corporation equity	969,372	913,490
Noncontrolling interest	6,530	—

Total equity	975,902	913,490

Total liabilities and equity	$4,029,340	$4,013,108

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31, 2010
Revenue, net of contractual discounts	$5,834,632	$3,146,039	$2,053,311	$4,790,834
Provision for uncompensated care	(2,534,511)	(1,260,228)	(831,521)	(1,931,512)

Net revenue	3,300,121	1,885,811	1,221,790	2,859,322

Compensation and benefits	2,307,628	1,311,060	874,633	2,023,503
Operating expenses	421,424	259,639	156,740	359,262
Insurance expense	97,950	65,030	47,229	97,330
Selling, general and administrative expenses	78,341	44,355	29,241	67,912
Depreciation and amortization expense	123,751	71,312	28,467	65,332
Restructuring charges	14,086	6,483	—	—

Income from operations	256,941	127,932	85,480	245,983
Interest income from restricted assets	625	1,950	1,124	3,105
Interest expense	(171,145)	(104,701)	(7,886)	(22,912)
Realized gain (loss) on investments	394	41	(9)	2,450
Interest and other income (expense)	1,422	(3,151)	(28,873)	968
Loss on early debt extinguishment	(8,307)	—	(10,069)	(19,091)

Income before income taxes and equity in earnings of unconsolidated subsidiary	79,930	22,071	39,767	210,503
Income tax expense	(31,850)	(9,328)	(19,242)	(79,126)

Income before equity in earnings of unconsolidated subsidiary	48,080	12,743	20,525	131,377
Equity in earnings of unconsolidated subsidiary	379	276	143	347

Net income	48,459	13,019	20,668	131,724
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	1,632	(41)	182	164
Unrealized gains (losses) on derivative financial instruments	857	(2,661)	25	963

Comprehensive income	$50,948	$10,317	$20,875	$132,851

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

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share data)

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances December 31, 2009 (Predecessor)	$295	$1	$90,776	$—	$275,316	$319,042	$657	$686,087
Exercise of options	9	—	—	—	6,898	—	—	6,907
Shares issued under stock incentive plans	—	—	—	—	—	—	—	—
Shares repurchased	—	—	—	(1,684)	—	—	—	(1,684)
Equity-based compensation	—	—	—	—	6,699	—	—	6,699
Excess tax benefits from stock-based compensation	—	—	—	—	15,660	—	—	15,660
Shares issued under stock purchase plans	—	—	—	—	685	—	—	685
Net income	—	—	—	—	—	131,724	—	131,724
Fair value of fuel hedge	—	—	—	—	—	—	963	963
Unrealized holding gains	—	—	—	—	—	—	164	164

Balances December 31, 2010 (Predecessor)	304	1	90,776	(1,684)	305,258	450,766	1,784	847,205
Exercise of options	—	—	—	—	559	—	—	559
Shares issued under stock incentive plans	1	—	—	—	—	—	—	1
Exchange of Class B common stock	—	(1)	—	—	—	—	—	(1)
Shares repurchased	—	—	—	(2,440)	—	—	—	(2,440)
Equity-based compensation	—	—	—	—	15,112	—	—	15,112
Excess tax benefits from stock-based compensation	—	—	—	—	12,427	—	—	12,427
Net income	—	—	—	—	—	20,668	—	20,668
Fair value of fuel hedge	—	—	—	—	—	—	25	25
Unrealized holding gains	—	—	—	—	—	—	182	182

Balances May 24, 2011 (Predecessor)	$305	$—	$90,776	$(4,124)	$333,356	$471,434	$1,991	$893,738

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share data)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balances May 25, 2011 (Successor)	—	$—	$—	$—	$—	$—	$—	$—
Investment by Parent, net of issuance costs of $31,878	1,000	—	855,173	—	—	—	—	855,173
Tax effect of equity issuance costs	—	—	6,659	—	—	—	—	6,659
Investment by management	—	—	4,978	—	—	—	—	4,978
Management equity rollover	—	—	28,265	—	—	—	—	28,265
Equity-based compensation	—	—	4,098	—	—	—	—	4,098
Equity issued for acquisition	—	—	4,000	—	—	—	—	4,000
Net income	—	—	—	—	13,019	—	—	13,019
Fair value of fuel hedge	—	—	—	—	—	(1,201)	—	(1,201)
Fair value of interest rate swap agreement	—	—	—	—	—	(1,460)	—	(1,460)
Unrealized holding losses	—	—	—	—	—	(41)	—	(41)

Balances December 31, 2011 (Successor)	1,000	—	903,173	—	13,019	(2,702)	—	913,490
Shares repurchased	—	—	(140)	(381)	—	—	—	(521)
Equity-based compensation	—	—	4,248	—	—	—	—	4,248
Exercise of options	—	—	334	—	—	—	—	334
Excess tax benefits from stock-based compensation	—	—	873	—	—	—	—	873
Net income	—	—	—	—	48,459	—	—	48,459
Fair value of fuel hedge	—	—	—	—	—	2,258	—	2,258
Fair value of interest rate swap agreement	—	—	—	—	—	(1,401)	—	(1,401)
Unrealized holding gains	—	—	—	—	—	1,632	—	1,632
Proceeds from noncontrolling interest	—	—	—	—	—	—	6,530	6,530

Balances December 31, 2012 (Successor)	1,000	$—	$908,488	$(381)	$61,478	$(213)	$6,530	$975,902

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31, 2010
Cash Flows from Operating Activities
Net income	$48,459	$13,019	$20,668	$131,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,960	81,539	29,800	67,780
Loss on disposal of property, plant and equipment	(268)	156	39	99
Equity-based compensation expense	4,248	4,098	15,112	6,699
Excess tax benefits from stock-based compensation	(873)	—	(12,427)	(15,660)
Loss on early debt extinguishment	8,307	—	10,069	19,091
Equity in earnings of unconsolidated subsidiary	(379)	(276)	(143)	(347)
Dividends received	611	—	427	403
Deferred income taxes	31,932	(4,131)	345	(1,179)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(82,126)	(4,730)	(10,149)	(22,241)
Parts and supplies inventory	643	884	(116)	(572)
Prepaids and other current assets	5,839	641	(8,569)	905
Accounts payable and accrued liabilities	59,640	7,019	25,337	(3,116)
Insurance accruals	255	16,602	(2,418)	1,958

Net cash provided by operating activities	216,248	114,821	67,975	185,544

Cash Flows from Investing Activities
Merger, net of cash received	—	(2,844,221)	—	—
Purchases of property, plant and equipment	(60,215)	(46,351)	(18,496)	(49,121)
Proceeds from sale of property, plant and equipment	7,220	216	55	198
Acquisition of businesses, net of cash received	(193,002)	(84,375)	(94,870)	(119,897)
Net change in insurance collateral	91,940	9,927	23,036	(503)
Other investing activities	14	(1,172)	816	10,458

Net cash used in investing activities	(154,043)	(2,965,976)	(89,459)	(158,865)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	334	—	559	6,907
Borrowings under senior secured credit facility	130,000	1,440,000	—	425,000
Proceeds from issuance of senior subordinated notes	—	950,000	—	—
Proceeds from CD&R equity investment	—	887,051	—	—
Capital contributions	—	4,978	—	—
Repayments of capital lease obligations and other debt	(283,616)	(426,772)	(4,116)	(458,886)
Equity issuance costs	—	(31,878)	—	—
Debt issue costs	(95)	(117,805)	—	(12,085)
Payment for debt extinguishment premiums	—	—	—	(14,513)
Excess tax benefits from stock-based compensation	873	—	12,427	15,660
Class A common stock repurchased as treasury stock	(511)	—	(2,440)	(1,684)
Proceeds from noncontrolling interest	6,530	—	—	—
Net change in bank overdrafts	7,808	(6,944)	14,241	(32,605)

Net cash (used in) provided by financing activities	(138,677)	2,698,630	20,671	(72,206)

Change in cash and cash equivalents	(76,472)	(152,525)	(813)	(45,527)
Cash and cash equivalents, beginning of period	134,023	286,548	287,361	332,888

Cash and cash equivalents, end of period	$57,551	$134,023	$286,548	$287,361

Cash paid for interest	$154,984	$83,922	$7,533	$29,221

Net cash paid (refunds received) for taxes	$(20,463)	$9,537	$5,366	$70,982

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

        On May 25, 2011, EMSC was acquired through a merger transaction ("Merger") by investment funds (the "CD&R Affiliates") sponsored by, or affiliated with, Clayton, Dubilier & Rice LLC ("CD&R"). As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation, which is a wholly-owned subsidiary of CDRT Holding Corporation ("Holding"), and the Company's stock ceased to be traded on the New York Stock Exchange. In addition, Emergency Medical Services LP ("EMS LP"), a wholly-owned subsidiary of the Company, ceased to be a reporting entity with the Securities and Exchange Commission. Details of the Merger are more fully discussed in Note 2. The transaction was accounted for as a reverse acquisition with CDRT Acquisition Corporation. Although EMSC continued as the surviving corporation and same legal entity after the Merger, the accompanying consolidated results of operations and cash flows are presented for two periods: the period prior to the merger ("Predecessor") and succeeding the Merger ("Successor"). The Company applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011. The Merger resulted in a new basis of accounting beginning on May 25, 2011 and the financial reporting periods are presented as follows:

  •
  The year ended December 31, 2012 is presented on a Successor basis, reflecting the Merger of the Company and the affiliate of CD&R.

  •
  The year ended December 31, 2011 includes the Predecessor period of the Company from January 1, 2011 through May 24, 2011 and the Successor period, reflecting the Merger of the Company and the affiliate of CD&R, from May 25, 2011 through December, 2011.

  •
  The year ended December 31, 2010 is presented on a Predecessor basis. The consolidated financial statements for all Predecessor periods have been prepared using the historical basis of accounting for the Company. As a result of the Merger and the associated business combination accounting, the consolidated financial statements of the Successor are not comparable to periods preceding the Merger.

        The Company operates in two segments, EmCare in the facility-based physician service business and AMR in the healthcare transportation service business. EmCare provides facility-based physician services for emergency departments, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery programs with 604 contracts in 44 states and the District of Columbia. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services. AMR operates in 40 states and the District of Columbia, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services.

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

        At December 31, 2012 and 2011, bank overdrafts of $15.1 million and $7.3 million, respectively, were included in accounts payable in the accompanying balance sheets.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents accounts receivable, net and accounts receivable allowances by segment:

	December 31,
	2012	2011
Accounts receivable, net
EMSC	$897	$360
EmCare	375,572	265,667
AMR	248,944	259,695

Total	$625,413	$525,722

Accounts receivable allowances
EmCare
Allowance for contractual discounts	$1,406,574	$1,037,955
Allowance for uncompensated care	657,297	484,059

Total	$2,063,871	$1,522,014

AMR
Allowance for contractual discounts	$212,914	$216,497
Allowance for uncompensated care	184,457	171,360

Total	$397,371	$387,857

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

        The Company uses an independent valuation group to assist in the determination of the fair value of its reporting units. The independent valuation group uses a present value technique, corroborated by market multiples when available and as appropriate, for each of the reporting units. No impairment indicators were noted in completing the Company's annual impairment assessments in 2012 and no indicators were noted which would indicate that subsequent interim impairment tests were necessary.

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

        Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2012, 2011, or 2010.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Other Indefinite Lived Intangibles

        Other indefinite lived intangibles, including radio frequency licenses and trade names, are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis. No impairment charges were recorded in 2012, 2011, or 2010.

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

Equity Structure

        On February 13, 2011, EMSC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CDRT Acquisition Corporation ("Parent") and CDRT Merger Sub, Inc. ("Merger Sub"), formerly a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub merged with and into EMSC, with EMSC as the surviving corporation and a wholly owned subsidiary of Parent on May 25, 2011. Immediately following the Merger, all of the outstanding common stock of Parent was owned by Holding, which is owned by affiliates of CD&R and members of management and directors of EMSC.

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

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of these financial instruments approximates their fair value as of December 31, 2012 and 2011. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising EMSC's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the year ended December 31, 2012, the Company derived approximately 25% of its net revenue from Medicare and Medicaid, 70% from insurance providers and contracted payors, and 5% directly from patients.

        The Company estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2012 was approximately $1,047.2 million with a carrying value of $950 million, of which EMCA holds $15 million.

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

	Year ended December 31,
	2012	2011	2010
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	57.7%	57.4%	54.8%

Revenue net of contractual discounts	42.3%	42.6%	45.2%
Provision for uncompensated care as a percentage of gross revenue	21.2%	20.0%	21.8%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	50.1%	46.9%	48.4%
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	49.2%	47.9%	47.1%

Revenue net of contractual discounts	50.8%	52.1%	52.9%
Provision for uncompensated care as a percentage of gross revenue	15.6%	15.6%	15.0%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	30.7%	30.0%	28.3%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	55.1%	54.1%	52.0%

Revenue net of contractual discounts	44.9%	45.9%	48.0%
Provision for uncompensated care as a percentage of gross revenue	19.5%	18.5%	19.3%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	43.4%	40.2%	40.3%

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Net revenue for the Successor year ended December 31, 2012, the Successor period from May 25, 2011 through December 31, 2011, the Predecessor period from January 1, 2011 through May 24, 2011 and the Predecessor year ended December 31, 2010 consisted of the following:

	Successor		Predecessor
	Year ended December 31,	Period from May 25 through December 31,	Period from January 1 through May 24,	Year ended December 31,
	2012	2011	2011	2010
Fee-for-service revenue, net of contractuals:
Medicare	$767,012	$427,627	$310,314	$722,640
Medicaid	186,568	113,345	88,220	189,317
Commercial insurance and managed care	2,092,062	1,148,608	717,857	1,688,182
Self-pay	2,221,356	1,093,723	721,099	1,657,512

Sub-total	5,266,998	2,783,303	1,837,490	4,257,651
Subsidies and fees	567,634	362,736	215,821	533,183

Revenue, net of contractuals	5,834,632	3,146,039	2,053,311	4,790,834
Provision for uncompensated care	(2,534,511)	(1,260,228)	(831,521)	(1,931,512)

Net revenue	$3,300,121	$1,885,811	$1,221,790	$2,859,322

        Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods as adjustments become known. These adjustments were less than 1% of net revenue for each of the years ended December 31, 2012, 2011, and 2010.

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

        The following table summarizes the valuation of EMSC's financial instruments by the above fair value hierarchy levels as of December 31:

	2012				2011
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$22,870	$788	$—	$23,658	$96,875	$12,579	$—	$109,454
Fuel hedge	$—	$631	$—	$631	$—	$245	$—	$245
Liabilities:
Contingent consideration	$—	$—	$4,401	$4,401	$—	$—	$5,030	$5,030
Interest rate swap	$—	$4,586	$—	$4,586	$—	$2,373	$—	$2,373

        The contingent consideration balance classified as a level 3 liability has increased by $3.8 million since December 31, 2011 due to new acquisitions offset by $1.0 million in payments and $3.4 million in adjustments to the estimated fair value of contingent consideration.

Recent Accounting Pronouncements

        In August 2010, the FASB clarified that healthcare entities should not net insurance recoveries against a related claim liability. These amendments were effective for the Company beginning January 1, 2011. Adoption of this guidance did not have a material effect on the Company's consolidated financial statements and related disclosures.

        In May 2011, the FASB provided certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for "Level 3" measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company's adoption of this standard did not

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

have a significant impact on the Company's fair value measurements, financial condition, results of operations or cash flows.

        In June 2011, the FASB issued updated guidance that requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. These changes became effective for the Company in the first quarter of 2012 and are reflected in the consolidated statements of comprehensive earnings.

        In July 2011, the FASB provided guidance to give further transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. The Company adopted this guidance beginning January 1, 2012. The guidance requires certain healthcare organizations to present their provision for uncompensated care related to patient services revenue separately as contra-revenue on the face of the statement of operations. In addition, the guidance requires companies to disclose its policy for considering collectability in the timing and amount of revenue and uncompensated care recognized, the amount of revenue before provision for uncompensated care by major payor source, and quantitative and qualitative information about changes in the allowance for uncompensated care, including judgments made and changes in estimates. All periods presented in these consolidated financial statements and related disclosures are presented in accordance with this guidance.

        In September 2011, the FASB provided guidance to simplify how entities test goodwill for impairment using a qualitative approach to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would have to perform the current two-step impairment test. This update was effective for fiscal years beginning after December 15, 2011. For the 2012 annual goodwill impairment test, the Company elected to perform the two-step impairment test.

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

3. Acquisitions

        On December 21, 2012, the Company acquired the stock of Guardian Healthcare Group, Inc ("Guardian"). Guardian, through its subsidiaries, provides healthcare services to patients at their place

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

3. Acquisitions (Continued)

of residence. Upon completion of this acquisition, the fair value of assets and liabilities were recorded as follows:

Cash	$428
Accounts receivable	12,748
Prepaid and other current assets	385
Current deferred federal tax asset	1,197
Property, plant and equipment	1,876
Other long-term assets	50
Accounts payable	(729)
Accrued liabilities	(4,895)
Federal tax liability	(5,216)

Net assets acquired	$5,844

        The Company began consolidating the results of operations effective December 21, 2012. The acquisition added $3.0 million of operating revenue and $0.3 million of net income for the year ended December 31, 2012. On an unaudited Pro Forma basis, had the Company owned Guardian at the beginning of each fiscal year, $100.1 million and $95.4 million of operating revenues and $5.9 million and $5.8 million of net income would have been reported in 2012 and 2011, respectively. This unaudited Pro Forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred on those dates, nor of the results that may be obtained in the future. The total consideration for this acquisition was $159 million paid in cash. The Company has recorded $102.1 million of goodwill, of which $78.5 million is tax deductible goodwill, and $51.1 million of other gross intangible assets as of December 31, 2012, which amounts are subject to adjustment based upon completion of purchase price allocations.

        On August 31, 2012, the Company acquired the assets of Sage Physician Partners, Inc. d/b/a American Physician Housecalls ("APH"). APH provides primary physician healthcare services to patients at their place of residence. On September 28, 2012 and December 31, 2012, the Company acquired the management services companies of NightRays, P.A., which provides teleradiology and radiology services to hospitals, healthcare facilities and physician practices, and Saint Vincent Anesthesia Medical Group, Inc. / Golden State Anesthesia Consultants, Inc., respectively. The total consideration of these acquisitions was $33.8 million paid in cash. The Company has recorded $31.4 million of goodwill, of which $22.2 million is tax deductible goodwill, and $4.6 million of other gross intangible assets as of December 31, 2012, which amounts are subject to adjustment based upon completion of purchase price allocations.

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

Company acquired all the capital stock of Medics Ambulance Service and substantially all of its subsidiaries and corporate affiliates (collectively, "Medics Ambulance") through its indirect, wholly-owned subsidiaries. Medics Ambulance provides ground medical transportation services in south Florida. On September 8, 2011, the Company acquired Acute Management, LLC which provides medical practice support for certain surgery programs and staffing to contracted hospitals in Texas. The total cost of these acquisitions, contingent consideration paid for acquisitions from prior years, and other smaller acquisitions was $183.2 million, consisting of $179.2 million paid in cash and the remaining consideration paid in equity. During the year ended December 31, 2012, the Company made purchase price allocation adjustments related to Medics Ambulance and Acute Management, LLC. Based on independent valuations performed, $5.2 million and $2.7 million were reclassified from goodwill to intangible assets for Medics Ambulance and Acute Management, LLC, respectively. The Company's acquisition consideration allocation for these acquisitions is complete and the Company has recorded $128.8 million of goodwill and $28.1 million of other gross intangible assets as of December 31, 2012.

        On May 28, 2010, the Company completed the acquisition of V.I.P. Professional Services, Inc., the parent of Gold Coast Ambulance Service, which provides emergency and non-emergency ambulance services in southwest Ventura County, California. On June 4, 2010, an affiliate of the Company completed the acquisition of professional entities which provide anesthesiology services for Clinical Partners Management Company, an existing subsidiary of the Company. On June 30, 2010, the Company completed its acquisition of Affilion, Inc., which provides emergency department physician staffing and related management services to hospitals in Arizona, New Mexico and Texas. Also on June 30, 2010, an affiliate of the Company completed its acquisition of Fredericksburg Anesthesia Consultants, PLLC, a provider of anesthesia services to facilities in south Texas. On December 13, 2010, an affiliate of the Company completed the acquisition of Milford Anesthesia Associates, a provider of anesthesia services to 27 facilities in Connecticut and Massachusetts. The total cost of these and other smaller acquisitions was $119.9 million. The Company's acquisition consideration allocation for these acquisitions is complete and the Company has recorded $77.9 million of goodwill and $68.9 million of other gross intangible assets as of December 31, 2012.

        As of December 31, 2012, the Company may have to pay up to $15.6 million in future periods as contingent consideration for acquisitions made prior to December 31, 2012. These payments will be made should the acquired operations achieve the terms as agreed to in the respective acquisition agreements. As of December 31, 2012, the Company has accrued $4.4 million as its estimate of the additional payments to be made. This balance is included in accrued liabilities in the accompanying balance sheet.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

4. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following at December 31:

	2012	2011
Land	$5,013	$5,626
Building and leasehold improvements	20,529	19,711
Vehicles	117,376	90,740
Computer hardware and software	57,920	39,547
Communication and medical equipment and other	77,154	66,191

	277,992	221,815
Less: accumulated depreciation and amortization	(86,128)	(29,869)

Property, plant and equipment, net	$191,864	$191,946

        Depreciation expense was $56.5 million for the Successor year ended December 31, 2012, $30.9 million for the Successor period from May 25, 2011 through December 31, 2011, $17.1 million for the Predecessor period from January 1, 2011 through May 24, 2011, and $43.0 million for the Predecessor year ended December 31, 2010. The Company made fair value adjustments during the third and fourth quarters of 2011 which increased property, plant and equipment by $38.3 million based on the valuations completed as part of the Merger.

5. Intangible Assets, net

        Intangible assets, net consisted of the following at December 31:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$626,770	$(105,868)	$569,830	$(39,574)
Covenant not to compete	3,419	(1,244)	1,699	(329)

	630,189	(107,112)	571,529	(39,903)
Unamortized intangible assets
Trade names	32,000	—	32,000	—
Radio frequencies	901	—	601	—
License	8,240	—	—	—

Total	$671,330	$(107,112)	$604,130	$(39,903)

        Amortization expense was $67.2 million for the year ended December 31, 2012, $39.9 million for the Successor period from May 25, 2011 through December 31, 2011, $11.9 million for the Predecessor

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

5. Intangible Assets, net (Continued)

period from January 1, 2011 through May 24, 2011, and $22.3 million for the year ended December 31, 2010. Estimated annual amortization over each of the next five years is expected to be:

2013	$74,893
2014	74,711
2015	74,448
2016	67,622
2017	62,904

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows at December 31:

	2012	2011
Current deferred tax assets (liabilities):
Accounts receivable	$43	$(2,197)
Accrual to cash	(48,850)	(42,420)
Accrued liabilities	17,407	14,683
Credit carryforwards	381	2,295
Net operating loss carryforwards	7,451	51,867

Net current deferred tax (liabilities) assets	(23,568)	24,228

Long-term deferred tax (liabilities) assets:
Intangible assets	(186,685)	(178,773)
Insurance and other long-term liabilities	50,471	43,754
Excess of tax over book depreciation	(43,975)	(48,544)
Net operating loss carryforwards	31,653	40,582
Credit carryforwards	2,048	—
Valuation allowance	(10,362)	(8,327)

Net long-term deferred tax liabilities	(156,850)	(151,308)

Net deferred tax liabilities	$(180,418)	$(127,080)

        At December 31, 2012, the Company has net deferred tax liabilities that will increase taxable income in future periods. Deferred tax liabilities increased by $53.3 million during 2012 primarily due to the utilization of net operating losses. A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Based on the evaluation of such

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

evidence, the Company established a $10.4 million valuation allowance as of December 31, 2012 related to some of its state deferred tax assets, an increase of $2.1 million from December 31, 2011.

        The Company has federal NOL carryforwards of $60.3 million which expire in the years 2016 to 2031. The decrease to the NOL carryforward is primarily due to carrying back NOLs to December 31, 2010. AMR's NOL carryforwards generated prior to the Merger are subject to AMR's $1.3 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), increased by its recognized built-in gains. Due to the May 25, 2011 tax year end that was created by the Merger, $2.2 million of AMR's NOLs will expire and were written off. In connection with the 2010 acquisitions, NOLs totaling $31.2 million are subject to an annual IRC Section 382 limitation of $2.7 million. The Company's 2010 net unrealized built-in gain and future recognition of some of these built-in gains has and will continue to accelerate the usage of these NOLs.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In preparation for such examinations, the Company establishes reserves for uncertain tax positions, periodically assesses the amount of such reserves and adjusts the reserve balances as necessary. EMSC does not expect the final resolution of tax examinations to have a material impact on the Company's financial results. In nearly all jurisdictions, the tax years prior to 2008 are no longer subject to examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Predecessor:
Balance as of January 1, 2011	$3,301
Additions for tax positions of prior years	2,178

Balance as of May 24, 2011	5,479

Successor:
Additions for tax positions of prior years	1,552
Reductions for tax positions of prior years	(6,068)

Balance as of January 1, 2012	$963
Additions for tax positions of prior years	5,397
Reductions for tax positions of prior years	(1,896)
Reductions for tax positions due to lapse of statute of limitations	(997)

Balance as of December 31, 2012	$3,467

        The Company does not expect a reduction of unrecognized tax benefits within the next twelve months.

        In accordance with the Company's accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits consistent with the recognition of these items in prior reporting periods. The Company recognized $0.7 million for the payment of interest and penalties for the year ended December 31, 2012. During both the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, the Company recognized less than $0.1 million for the payment of interest and penalties. The Company

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

recognized $0.1 million for the payment of interest and penalties for the year ended December 31, 2010. The Company reversed $0.2 million of the interest previously recognized for the year ended December 31, 2012. During the Successor period from May 25, 2011 through December 31, 2011, the Company reversed approximately $0.3 million of interest which had been expensed in prior periods. The Company reversed $0.5 million of the interest previously recognized for the year ended December 31, 2010.

        At December 31, 2012 and 2011, and at May 24, 2011, the unrecognized tax benefits recorded by the Company included approximately $0.5 million, $0.1 million and $0.3 million, respectively, of penalties and interest that may reduce future tax expense. The components of income tax expense were as follows:

	Successor		Predecessor
	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31, 2010
Current tax expense
State	$5,773	$2,212	$4,835	$14,499
Federal	38,621	(220)	22,285	63,200

Total	44,394	1,992	27,120	77,699

Deferred tax expense
State	1,011	(266)	(1,596)	(5,252)
Federal	(13,555)	7,602	(6,282)	6,679

Total	(12,544)	7,336	(7,878)	1,427

Total tax expense
State	6,784	1,946	3,239	9,247
Federal	25,066	7,382	16,003	69,879

Total	$31,850	$9,328	$19,242	$79,126

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

        A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

	Successor		Predecessor
	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31, 2010
Income tax expense at the statutory rate	$27,976	$7,725	$13,969	$73,798
Increase in income taxes resulting from:
State taxes, net of federal	4,524	1,450	2,730	8,749
Audit settlements and tax filings	(638)	(331)	40	(356)
Buyout transaction costs	—	—	4,606	—
Hire credits	—	—	(806)	—
Other	(12)	484	(1,297)	(3,065)

Provision for income taxes	$31,850	$9,328	$19,242	$79,126

        The effective rates for the year ended December 31, 2012, the Successor period from May 25 through December 31, 2011, the Predecessor period from January 1 through May 24, 2011, and the year ended December 31, 2010 were impacted by nonrecurring items.

7. Accrued Liabilities

        Accrued liabilities were as follows at December 31:

	2012	2011
Accrued wages and benefits	$136,334	$110,761
Accrued paid time-off	25,626	26,210
Current portion of self-insurance reserve	49,224	61,865
Accrued restructuring	12,318	4,598
Current portion of compliance and legal	3,711	3,268
Accrued billing and collection fees	4,945	4,940
Accrued incentive compensation	22,274	18,591
Accrued interest	7,889	10,550
Accrued income taxes payable	19,487	2,036
Merger related liabilities	41,826	38,782
Other	63,796	41,650

Total accrued liabilities	$387,430	$323,251

8. Debt

        On May 25, 2011, the Company issued $950 million of senior unsecured notes and entered into $1.8 billion of senior secured credit facilities (the "Credit Facilities"). During the second quarter of 2012, EMSC's captive insurance subsidiary purchased and currently holds $15.0 million of the senior unsecured notes through an open market transaction.

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

        As of December 31, 2012, letters of credit outstanding which impact the available credit under the ABL Facility were $130.2 million, borrowings under the ABL Facility were $125 million, and the maximum available under the ABL Facility was $94.8 million.

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

        During the year ended December 31, 2012 the Company made unscheduled payments totaling $250 million on the senior secured term and wrote off $8.3 million of unamortized debt issuance costs.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt (Continued)

        Long-term debt and capital leases consisted of the following at December 31:

	2012	2011
Senior unsecured notes due 2019	$950,000	$950,000
Senior unsecured notes purchased by EMSC subsidiary	(15,000)	—
Senior secured term loan due 2018 (5.25% at December 31, 2012 and 2011)	1,160,609	1,421,101
ABL Facility	125,000	—
Notes due at various dates from 2013 to 2022 with interest rates from 6% to 10%	1,149	590
Capital lease obligations due at various dates from 2013 to 2018	447	598

	2,222,205	2,372,289
Less current portion	(12,282)	(14,590)

Total long-term debt	$2,209,923	$2,357,699

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see Note 14 "Commitments and Contingencies") in each of the years indicated is shown in the table below. The $5.7 million difference between total payments shown below and the total outstanding debt is due to certain fees paid by the Company which have been classified as a reduction in the principle balance and are being amortized over the term of the related debt instruments.

Year ending December 31,
2013	$12,282
2014	12,284
2015	12,001
2016	137,394
2017	11,971
Thereafter	2,041,980

$2,227,912

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

        At December 31, 2012, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.06 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

9. Derivative Instruments and Hedging Activities (Continued)

The transactions fix the price for a total of 6.0 million gallons, which represents approximately 30.2% of the Company's total estimated usage during the periods hedged, and are spread over periods from January 2013 through December 2014. The Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.6 million and $0.2 million as of December 31, 2012 and 2011, respectively. Over the next twelve months, the Company expects to reclassify $0.3 million of deferred gain from accumulated other comprehensive income as the related fuel hedge transactions mature. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $1.0 million for the year ended December 31, 2012 and net payments to the counterparty of $1.5 million for the Successor period from May 25, 2011 through December 31, 2011 and $1.0 million for the Predecessor period from January 1, 2011 through May 24, 2011. The net additional payments made or received under these hedge agreements did not have a material impact on operating expenses during the year ended December 31, 2010.

        In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%. The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.5%) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $4.6 million and $2.4 million as of December 31, 2012 and 2011, respectively. Over the next twelve months, the Company expects to reclassify $2.0 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million for the year ended December 31, 2012. There were no payments made or received under these hedge agreements during the year ended December 31, 2011.

10. Restructuring

        The Company recorded a restructuring charge of $14.1 million during the year ended December 31, 2012 related to continuing efforts to re-align AMR's operations and the reorganization of EmCare's geographic regions. Payments currently under this plan are expected to be complete by September 2013. The accrued restructuring balance as of December 31, 2011 of $4,598 includes lease

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

10. Restructuring (Continued)

abandonment accruals on restructuring plans from prior years in addition to the 2011 Plan outlined below.

	2011 Plan
	AMR		EmCare
					EMSC Severance
	Lease	Severance	Lease	Severance		Total
Incurred	$4,192	$1,452	$94	$69	$676	$6,483
Paid	(572)	(978)	—	(63)	(505)	(2,118)

Balance at December 31, 2011	3,620	474	$94	6	171	4,365
Paid	(1,793)	(369)	(94)	(6)	(138)	(2,400)

Balance at December 31, 2012	$1,827	$105	$—	$—	$33	$1,965

	2012 Plan
	AMR
	Lease & Other Contract Termination Cost	Severance	EmCare Severance	EMSC Severance	Total
Incurred	$5,901	$6,566	812	807	$14,086
Paid	(136)	(3,656)	(39)	(432)	(4,263)
Adjustments	530	—	—	—	530

Balance at December 31, 2012	$6,295	$2,910	773	375	10,353

11. Retirement Plans and Employee Benefits

        The Company maintains three 401(k) plans (the "EMSC Plans") for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the EMSC Plans. Employees may contribute a maximum of 40% of their compensation up to the annual limit established by the Internal Revenue Service ($17,000 in 2012). Two of the three EMSC Plans are 401(k) plans and provide a 50% match on up to 6% of eligible compensation. The third plan is a money purchase plan and is frozen to new participants. EMSC's contributions to the EMSC Plans were $12.3 million for the year ended December 31, 2012. EMSC's contributions to the EMSC Plans were $7.8 million and $5.4 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively. EMSC's contributions to the EMSC Plans were $13.2 million for the year ended December 31, 2010. Contributions are included in compensation and benefits in the accompanying statements of operations.

        EmCare serves as Plan Administrator on a qualified retirement plan established in March 1998 called the "Associated Physicians' Retirement Plan." This plan provides retirement benefits to employed physicians and clinicians in the professional corporations that have adopted this multiple employer Plan. Eligible employees may immediately elect to contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service through the 401(k) component of the Plan. The Plan also has a separate component that allows participants the ability to make a one-time irrevocable election to reduce their annual compensation up to 20% in exchange for a contribution made to their retirement account from their respective employer company. Total

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Retirement Plans and Employee Benefits (Continued)

contributions from the subscribing employers were $2.5 million for the year ended December 31, 2012. Total contributions from the subscribing employers were $2.7 million and $0.9 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively. EmCare contributed $1.9 million during the year ended December 31, 2010.

12. Equity Based Compensation

Successor Equity Plans

        Management of EMSC was allowed to rollover stock options of the Predecessor into fully vested options of Holding. Additionally, Holding established a stock compensation plan after the Merger whereby certain members of management, officers, and directors were awarded stock options in Holding. These options have a $34.31 strike price, which was reduced from the original strike price of $64.00 in connection with a dividend paid by Holding in October 2012. They vest ratably through December 2015 and have a maximum term of 10 years. A compensation charge of $4.2 million and $4.1 million was recorded for shares vested during the year ended December 31, 2012 and the Successor period from May 25, 2011 through December 31, 2011, respectively.

        The weighted average fair values of stock options granted during 2012 and 2011 were $8.92 and $15.60 per share, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $2.5 million. At December 31, 2012, 66,380 shares were available to be issued under this plan and the Company had $12.0 million of unrecognized compensation expense related to unvested options which will be recognized over the remaining vesting period.

        The fair value of each stock option award is estimated on the grant date, using the Black-Scholes valuation model and the range of assumptions indicated in the following table.

	2012	2011
Volatility	30%	30%
Risk free rate	0.2% - 0.82%	0.5%
Expected dividend yield	0%	0%
Term	2.0 years - 5.0 years	4.6 years

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation (Continued)

        The following table summarizes the status of options under the Successor stock compensation plan, including the rollover stock options, as of December 31, 2012:

	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding at beginning of year	1,976,612	$30.43	$28,265	7.9 years
Granted	29,729
Exercised	65,165
Forfeited	22,721

Outstanding at end of year	1,918,455	$31.13	$36,801	7.1 years

Exercisable at end of year	1,139,526	$28.82	$24,489	6.2 years

        In August 2011, the non-employee directors of the Company, other than the Chairman of the Board, were given the option to defer a portion of their director fees and receive it in the form of Restricted Stock Units ("RSUs"). As of December 31, 2012, the Company granted 3,945 RSUs based on a market price of $64.00 per share, 789 RSUs based on a market price of $80.00 per share and 1,255 RSUs based on a market price of $50.31 per share. The RSUs are fully vested when granted.

        During 2012, Holding granted 29,729 options at an exercise price of $64.00. The exercise price was reduced to $34.31 in connection with a dividend paid by Holding in October 2012. 20,310 of these options were 40% vested on the grant date and the remaining shares vest ratably over the next two years provided certain performance criteria are realized. The remaining 9,419 options vest ratably over the next five years.

Predecessor Equity Plans

        Total stock-based compensation expense recognized resulting from stock options, non-vested restricted stock awards and non-vested restricted stock units was $15.1 million for the Predecessor period from January 1, 2011 through May 24, 2011 and $6.7 million for the year ended December 31, 2010. Included in the Predecessor period from January 1, 2011 through May 24, 2011 is $11.7 million of stock-based compensation expense and $0.7 million of payroll tax expense due to the accelerated vesting of stock options, restricted stock awards and restricted stock units as the result of change in control provisions upon closing of the Merger.

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

        The total intrinsic value of options exercised under the Plan during the Predecessor periods from January 1, 2011 through May 24, 2011 and for the year ended December 31, 2010 was $1.0 million and $1.7 million, respectively.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $42.9 million for the year ended December 31, 2012, $25.7 million and $17.2 million for the Successor period from May 25, 2011 through December 31, 2011 and the Predecessor period from January 1, 2011 through May 24, 2011, respectively, and $42.4 million for the year ended December 31, 2010.

        The Company also records certain leasehold improvements under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

        Future commitments under non-cancelable capital and operating leases for premises, equipment and other recurring commitments are as follows:

	Capital Leases	Operating Leases & Other
Year ending December 31,
2013	$114	$68,593
2014	107	45,834
2015	107	33,664
2016	106	28,673
2017	106	24,482
Thereafter	19	65,430

	559	$266,676

Less imputed interest	(112)

Total capital lease obligations	447
Less current portion	(78)

Long-term capital lease obligations	$369

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

13. Commitments and Contingencies (Continued)

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

        In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney's Office for the Central District of California ("USAO") seeking certain documents concerning AMR's provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the Department of Health and Human Services, Office of the Inspector General, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR's provision of ambulance transport services within the City of Riverside. The California Attorney General's Office conducted a parallel state investigation for possible violations of

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Commitments and Contingencies (Continued)

the California False Claims Act. In December 2012, AMR was notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

Letters of Credit

        At December 31, 2012 and 2011, the Company had $130.2 million and $87.8 million, respectively, in outstanding letters of credit.

Other Legal Matters

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles. The Banta, Aguilar and Karapetian cases have been coordinated in the Superior Court for the State of California, County of Los Angeles. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks, rest breaks or pay premium compensation for missed breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. We are unable at this time to estimate the amount of potential damages, if any.

        All of the eleven purported class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc., or the Merger Agreement, which were filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of EMSC's board of directors, and other parties have now been voluntarily dismissed or settled. Seven of the eleven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, and were consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. That consolidated class action was voluntarily dismissed without prejudice by the plaintiffs on September 26, 2011. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Those two actions were voluntarily dismissed without prejudice by the plaintiffs on September 16, 2011 and October 24, 2011, respectively. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado and were also consolidated. On March 23, 2012, the U.S. District Court issued a final order of judgment approving the impending settlement that EMSC had previously disclosed in its Annual Report on Form 10-K for the year ended

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Commitments and Contingencies (Continued)

December 31, 2011, and EMSC incurred no material charges in connection with the settlement. That order approved the settlement as set forth in a Stipulation of Settlement among the parties dated as of November 28, 2011 and released all of the plaintiffs' and the class's claims against the defendants.

        In addition to the foregoing shareholder class actions, Merion Capital, L.P., a former stockholder of the Company, has filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in the Company prior to the Merger. Merion Capital was the holder of 599,000 shares of class A common stock in the Company prior to the Merger. The Company has not paid any merger consideration for these shares and has recorded a reserve in the amount of $41.8 million, which includes $3.5 million of accrued interest, for such unpaid merger consideration pending conclusion of the appraisal action.

        On August 7, 2012, EmCare received a subpoena from the OIG. The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare's contracts for services at hospitals that are affiliated with Health Management Associates, Inc. ("HMA"). The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        On February 5, 2013, AMR's Air Ambulance Specialists, Inc. subsidiary received a subpoena from the Federal Aviation Administration relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        On February 14, 2013, EmCare received a subpoena from the OIG requesting documents in connection with EmCare's arrangements with Community Health Services, Inc. ("CHS") requesting information related to EmCare's relationship with CHS. The Company intends to cooperate with the government during its investigation. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

        The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

14. Related Party Transactions

        Upon completion of the Merger, the Company and Holding entered into a consulting agreement with CD&R, dated May 25, 2011 (the "Consulting Agreement"), pursuant to which CD&R will provide Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services. Pursuant to the consulting agreement, Holding, or one or more of its subsidiaries, will pay CD&R an annual fee of $5.0 million, plus expenses. CD&R may also charge a transaction fee for certain types of transactions completed by Holding or one or more of its

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Related Party Transactions (Continued)

subsidiaries, plus expenses. The Company expensed $5.0 million and $3.0 million of this fee during the year ended December 31, 2012 and the Successor period from May 25, 2011 through December 31, 2011, respectively.

        Pursuant to the Consulting Agreement, CD&R received a transaction fee of $40.0 million and $2.6 million for out-of-pocket and consulting expenses to third-parties CD&R paid prior to the closing of the Merger. This amount was capitalized as part of the Merger and has been allocated between deferred financing costs, which is included in other long-term assets, and equity on the accompanying balance sheet as of December 31, 2012.

        The Company was party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company's prior principal equityholder, until May 25, 2011. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provided the Company with corporate finance and strategic planning consulting services. For the Predecessor periods from January 1, 2011 through May 24, 2011 and the year ended December 31, 2010 the Company expensed $0.4 million and $1.0 million for this fee, respectively.

15. Variable Interest Entities

        GAAP requires the assets, liabilities, noncontrolling interests and activities of Variable Interest Entities ("VIEs") to be consolidated if an entity's interest in the VIE has specific characteristics including: voting rights not proportional to ownership and the right to receive a majority of expected income or absorb a majority of expected losses. In addition, the entity exposed to the majority of the risks and rewards associated with the VIE is deemed its primary beneficiary and must consolidate the entity.

        EmCare entered into an agreement in 2011 with an indirect wholly-owned subsidiary of HCA Holdings Inc. to form an entity which would provide physician services to various healthcare facilities ("HCA-EmCare JV"). HCA-EmCare JV began providing services to healthcare facilities during the first quarter of 2012 and meets the definition of a VIE. The Company determined that, although EmCare only holds 50% voting control, EmCare is the primary beneficiary and must consolidate this VIE because:

  •
  EmCare provides management services to HCA-EmCare JV including recruiting, credentialing, scheduling, billing, payroll, accounting and other various administrative services and therefore substantially all of HCA-EmCare JV's activities involve EmCare; and

  •
  as payment for management services, EmCare is entitled to receive a base management fee from HCA-EmCare JV as well as a bonus management fee.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

15. Variable Interest Entities (Continued)

        The following is a summary of the HCA-EmCare JV assets and liabilities as of December 31, 2012, which are included in the Company's consolidated financial statements. There were no balances in the HCA-EmCare JV as of December 31, 2011.

December 31, 2012
Current assets	$33,141,502
Current liabilities	20,081,084

16. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional (medical malpractice), auto, workers' compensation and general liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2012.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Insurance (Continued)

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets:

	Accrued Liabilities	Insurance Reserves and Other Long-term Liabilities	Total Liabilities
December 31, 2012
Automobile	$7,627	$6,619	$14,246
Workers compensation	20,970	32,728	53,698
General/Professional liability	20,627	150,026	170,653

	$49,224	$189,373	$238,597

December 31, 2011
Automobile	$19,223	$9,407	$28,630
Workers compensation	19,151	32,099	51,250
General/Professional liability	23,491	144,501	167,992

	$61,865	$186,007	$247,872

        The changes to the Company's estimated losses under self-insured programs were as follows:

	Successor		Predecessor
	Year ended December 31 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31 2010
Balance, beginning of period	$247,872	$216,076	$208,407	$206,449
Expense for current period reserves	77,003	51,144	25,562	72,851
(Favorable) unfavorable changes to prior reserves	(2,480)	11,308	2,452	436
Changes in losses covered by commercial insurance programs	(9,185)	10,785	—	—
Payments for claims	(74,613)	(41,441)	(31,045)	(71,329)

Balance, end of period	238,597	247,872	205,376	$208,407
Discount factor	8,485	7,875	17,368	17,979

Undiscounted reserve, end of period	$247,082	$255,747	$222,744	$226,386

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Insurance (Continued)

        The following table reflects a summary of expected future claim payments relating to our non-health and welfare insurance reserves :

Year	Amount
2013	$48,786
2014	34,646
2015	32,605
2016	29,455
2017	24,489
Thereafter	68,616

Total	$238,597

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

	2012	2011
Restricted cash, cash equivalents and other	$5,327	$7,857
Restricted marketable securities	19,154	9,722
Other short-term insurance collateral	—	23,256

Insurance collateral—short-term	$24,481	$40,835

Restricted long-term investments	$4,504	$74,356
Other long-term insurance collateral	16,256	31,407

Insurance collateral—long-term	$20,760	$105,763

        Insurance collateral and insurance related workers compensation and automobile reserves also includes a receivable from insurers of $1.6 million and $10.8 million as of December 31, 2012 and December 31, 2011, respectively, for liabilities in excess of our self-insured retention.

17. Segment Information

        The Company is organized around two separately managed business units: facility- based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency department, anesthesiology, hospitalist/inpatient, radiology, teleradiology and surgery services. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance.The Chief Executive Officer has been identified as the chief operating decision

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

maker ("CODM") as he assesses the performance of the business units and decides how to allocate resources to the business units.

        Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest income from restricted assets , interest and other (expense) income, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, and depreciation and amortization expense ("Adjusted EBITDA") is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in the Company's financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined to be in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

segments are the same as for the Company as a whole (see Note 2 "Summary of Significant Accounting Policies").

	Successor		Predecessor
	Year ended December 31 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31 2010
Facility-Based Physician Services
Net revenue	$1,915,148	$1,025,003	$642,059	$1,478,462
Income from operations	199,300	103,532	60,710	166,925
Segment Adjusted EBITDA	260,657	141,374	77,686	192,426
Goodwill	1,555,924	1,622,309	—	249,278
Intangible Assets, net	407,184	398,284	—	142,618
Total identifiable assets	2,468,605	2,459,724	—	678,901
Capital expenditures	$12,229	$1,512	$1,543	$2,443
Medical Transportation Services
Net revenue	$1,384,973	$860,808	$579,731	$1,380,860
Income from operations	57,641	24,400	24,770	79,058
Segment Adjusted EBITDA	143,994	73,415	52,896	129,693
Goodwill	857,708	530,705	—	178,127
Intangible Assets, net	157,034	165,943	—	37,756
Total identifiable assets	1,544,908	1,318,772	—	784,454
Capital expenditures	$42,688	$42,711	$15,946	$43,928
Segment Totals
Net revenue	$3,300,121	$1,885,811	$1,221,790	$2,859,322
Income from operations	256,941	127,932	85,480	245,983
Segment Adjusted EBITDA	404,651	214,789	130,582	322,119
Goodwill	2,413,632	2,153,014	—	427,405
Intangible Assets, net	564,218	564,227	—	180,374
Total identifiable assets	4,013,513	3,778,496	—	1,463,355
Capital expenditures	$54,917	$44,223	$17,489	$46,371

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

	Successor		Predecessor
	Year ended December 31 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31 2010
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$404,651	$214,789	$130,582	$322,119
Depreciation and amortization expense	(123,751)	(71,312)	(28,467)	(65,332)
Restructuring charges	(14,086)	(6,483)	—	—
Equity-based compensation expense	(4,248)	(4,098)	(15,112)	(6,699)
Related party management fees	(5,000)	(3,014)	(399)	(1,000)
Interest expense	(171,145)	(104,701)	(7,886)	(22,912)
Realized gain (loss) on investments	394	41	(9)	2,450
Interest and other income (expense)	1,422	(3,151)	(28,873)	968
Loss on early debt extinguishment	(8,307)	—	(10,069)	(19,091)
Income tax expense	(31,850)	(9,328)	(19,242)	(79,126)
Equity in earnings of unconsolidated subsidiary	379	276	143	347

Net income	$48,459	$13,019	$20,668	$131,724

        A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Successor		Predecessor
	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31, 2010
Adjusted EBITDA	$404,651	$214,789	$130,582	$322,119
Related party management fees	(5,000)	(3,014)	(399)	(1,000)
Restructuring charges	(14,086)	(6,483)	—	—
Interest expense (less deferred loan fee amortization)	(154,794)	(94,470)	(6,556)	(20,428)
Change in accounts receivable	(82,126)	(4,730)	(10,149)	(22,241)
Change in other operating assets/liabilities	66,377	25,146	14,234	(825)
Excess tax benefits from stock-based compensation	(873)	—	(12,427)	(15,660)
Interest and other income (expense)	1,422	(3,151)	(28,873)	968
Income tax expense, net of change in deferred taxes	82	(13,459)	(18,897)	(80,305)
Other	595	193	460	2,916

Cash flows provided by operating activities	$216,248	$114,821	$67,975	$185,544

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

        A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31:

	2012	2011
Segment total identifiable assets	$4,013,513	$3,778,496
Corporate cash	(4,391)	99,703
Corporate goodwill	—	115,129
Other corporate assets	20,218	19,780

Total identifiable assets	$4,029,340	$4,013,108

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	Successor		Predecessor
	Year ended December 31, 2012	Period from May 25 through December 31, 2011	Period from January 1 through May 24, 2011	Year ended December 31 2010
Segment total capital expenditures	$54,917	$44,223	$17,489	$46,371
Corporate capital expenditures	5,298	2,128	1,007	2,750

Total capital expenditures	$60,215	$46,351	$18,496	$49,121

18. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
Balance at December 31, 2009	$1,001,285	$572,015	$1,573,300
Additions	5,193,418	1,931,518	7,124,936
Reductions	(5,102,515)	(1,874,114)	(6,976,629)

Balance at December 31, 2010	1,092,188	629,419	1,721,607
Additions	6,117,634	2,091,750	8,209,384
Reductions	(5,955,370)	(2,065,750)	(8,021,120)

Balance at December 31, 2011	$1,254,452	$655,419	$1,909,871
Additions	7,169,942	2,534,511	9,704,453
Reductions	(6,804,906)	(2,348,176)	(9,153,082)

Balance at December 31, 2012	$1,619,488	$841,754	$2,461,242

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

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

        The condensed consolidating financial statements for EMSC, the guarantors and the non-guarantors are as follows:

Consolidating Balance Sheet
As of December 31, 2012

	Successor
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$6,924	$65,627	$(15,000)	$57,551
Insurance collateral	—	6,626	35,975	(18,120)	24,481
Trade and other accounts receivable, net	—	623,651	3,738	(1,976)	625,413
Parts and supplies inventory	—	22,041	9	—	22,050
Prepaids and other current assets	—	23,679	297	(462)	23,514
Current deferred tax assets	—	—	3,447	(3,447)	—

Current assets	—	682,921	109,093	(39,005)	753,009
Non-current assets:
Property, plant, and equipment, net	—	191,864	—	—	191,864
Intercompany receivable	2,237,508	—	11,596	(2,249,104)	—
Intangible assets, net	—	564,218	—	—	564,218
Non-current deferred tax assets	—	—	1,097	(1,097)	—
Insurance collateral	—	65,762	5,491	(50,493)	20,760
Goodwill	—	2,416,613	—	(2,981)	2,413,632
Other long-term assets	84,538	—	1,580	(261)	85,857
Investment and advances in subsidiaries	930,119	3,001	—	(933,120)	—

Assets	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$53,505	$287	—	$53,792
Accrued liabilities	47,184	328,153	15,782	(3,689)	387,430
Current deferred tax liabilities	—	27,015	—	(3,447)	23,568
Current portion of long-term debt	11,871	411	—	—	12,282

Current liabilities	59,055	409,084	16,069	(7,136)	477,072
Long-term debt	2,223,738	1,185	—	(15,000)	2,209,923
Long-term deferred tax liabilities	—	159,942	—	(3,092)	156,850
Insurance reserves and other long-term liabilities	—	168,415	109,787	(68,609)	209,593
Intercompany payable	—	2,249,104	—	(2,249,104)	—

Liabilities	2,282,793	2,987,730	125,856	(2,342,941)	3,053,438

Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(381)				(381)
Additional paid-in capital	908,488	871,306	—	(871,306)	908,488
Retained earnings	61,478	59,206	2,272	(61,478)	61,478
Accumulated other comprehensive loss	(213)	(393)	699	(306)	(213)

Total EMSC equity	969,372	930,119	3,001	(933,120)	969,372
Noncontrolling interest	—	6,530	—	—	6,530

Total equity	969,372	936,649	3,001	(933,120)	975,902

Liabilities and Equity	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

Consolidating Statements of Operations

	Successor
	For the year ended December 31, 2012
	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$3,298,221	$75,501	$(73,601)	$3,300,121

Compensation and benefits	—	2,306,975	653	—	2,307,628
Operating expenses	—	421,406	18	—	421,424
Insurance expense	—	91,288	80,263	(73,601)	97,950
Selling, general and administrative expenses	—	78,305	36	—	78,341
Depreciation and amortization expense	—	123,732	19	—	123,751
Restructuring charges	—	14,086	—	—	14,086

Income from operations	—	262,429	(5,488)	—	256,941
Interest income from restricted assets	—	(4,290)	4,915	—	625
Interest expense	—	(171,145)	—	—	(171,145)
Realized gain on investments	—	(1,302)	1,696	—	394
Interest and other income (expense)	—	1,580	(158)	—	1,422
Loss on early debt extinguishment	—	(8,307)	—	—	(8,307)

Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	78,965	965	—	79,930
Income tax expense	—	(31,832)	(18)	—	(31,850)

Income before equity in earnings of unconsolidated subsidiary	—	47,133	947	—	48,080
Equity in earnings of unconsolidated subsidiary	48,459	—	379	(48,459)	379

Net income (loss)	$48,459	$47,133	$1,326	$(48,459)	$48,459

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

19. Guarantors of Debt (Continued)

Condensed Consolidating Statements of Cash Flows

	Successor
	For the year ended December 31, 2012
	EMSC	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$187,911	$28,337	$216,248

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(60,215)	—	(60,215)
Proceeds from sale of property, plant and equipment	—	7,220	—	7,220
Acquisition of businesses, net of cash received	—	(193,002)	—	(193,002)
Net change in insurance collateral	—	42,307	49,633	91,940
Other investing activities	—	14	—	14

Net cash (used in) provided by investing activities	—	(203,676)	49,633	(154,043)

Cash Flows from Financing Activities
EMSC issuance of calss A common stock	334	—	—	334
Borrowings under senior secured credit facility	130,000	—	—	130,000
Repayments of debt and capital lease obligations	(283,616)	—	—	(283,616)
Debt issue costs	(95)	—	—	(95)
Excess tax benefits from stock-based compensation	—	873	—	873
Class A common stock repurchased as treasury stock	(511)	—	—	(511)
Proceeds from noncontrolling interest	—	6,530	—	6,530
Net change in bank overdrafts	—	7,808	—	7,808
Net intercompany borrowings (payments)	153,888	(97,178)	(56,710)	—

Net cash used in financing activities	—	(81,967)	(56,710)	(138,677)

Change in cash and cash equivalents	—	(97,732)	21,260	(76,472)
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023

Cash and cash equivalents, end of period	$—	$6,925	$50,626	$57,551

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

20. Subsequent Events

        On February 7, 2013 EMSC entered into a First Amendment (the "Amendment") to the credit agreement dated as of May 25, 2011. Under the Amendment, the Company incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the Company's ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period ("LIBOR Rate") and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR rate (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00).

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Subsequent Events (Continued)

        On February 27, 2013, EMSC entered into a First Amendment (the "ABL Amendment") to the credit agreement governing the ABL Facility, under which EMSC increased its commitments under the ABL Facility to $450,000,000. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) the LIBOR rate plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR rate (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.