Form 10-Q
period 2013-03-31
Emergency Medical Services CORP
filed 2013-05-13
CIK 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant is a privately held corporation, and its common stock is not publicly traded.  Shares of common stock outstanding at May 10, 2013 — 1,000.  All of our outstanding stock was held at such date by CDRT Acquisition Corporation, our sole stockholder.

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited; in thousands)

	Quarter ended March 31,
	2013	2012
Revenue, net of contractual discounts	$1,605,248	$1,407,790
Provision for uncompensated care	(716,924)	(601,496)
Net revenue	888,324	806,294
Compensation and benefits	641,789	565,865
Operating expenses	100,383	107,581
Insurance expense	25,833	24,890
Selling, general and administrative expenses	21,998	18,993
Depreciation and amortization expense	34,755	30,490
Restructuring charges	637	5,979
Income from operations	62,929	52,496
Interest income from restricted assets	366	287
Interest expense	(40,290)	(43,452)
Realized gain on investments	13	298
Interest and other (expense) income	(12,721)	162
Loss on early debt extinguishment	(122)	—
Income from operations before income taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	10,175	9,791
Income tax expense	(7,134)	(4,238)
Income from operations before equity in earnings of unconsolidated subsidiary and noncontrolling interest	3,041	5,553
Equity in earnings of unconsolidated subsidiary	75	109
Net loss attributable to noncontrolling interest	—	130
Net income attributable to Emergency Medical Services Corporation	3,116	5,792
Other comprehensive income, net of tax:
Unrealized holding (losses) gains during the period	(436)	42
Unrealized losses on derivative financial instruments	(298)	(11)
Comprehensive income	$2,382	$5,823

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2013	December 31 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,851	$57,551
Insurance collateral	21,416	24,481
Trade and other accounts receivable, net	665,303	625,413
Parts and supplies inventory	22,100	22,050
Prepaids and other current assets	26,226	23,514
Total current assets	814,896	753,009
Non-current assets:
Property, plant and equipment, net	186,604	191,864
Intangible assets, net	549,505	564,218
Insurance collateral	18,672	20,760
Goodwill	2,416,739	2,413,632
Other long-term assets	83,157	85,857
Total assets	$4,069,573	$4,029,340
Liabilities and Equity
Current liabilities:
Accounts payable	$58,740	$53,792
Accrued liabilities	398,806	387,430
Current deferred tax liabilities	24,817	23,568
Current portion of long-term debt	12,277	12,282
Total current liabilities	494,640	477,072
Long-term debt	2,231,550	2,209,923
Long-term deferred tax liabilities	156,850	156,850
Insurance reserves and other long-term liabilities	206,487	209,593
Total liabilities	3,089,527	3,053,438
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding as of March 31, 2013 and December 31, 2012)	—	—
Treasury stock at cost	(415)	(381)
Additional paid-in capital	910,284	908,488
Retained earnings	64,594	61,478
Accumulated other comprehensive loss	(947)	(213)
Total Emergency Medical Services Corporation equity	973,516	969,372
Noncontrolling interest	6,530	6,530
Total equity	980,046	975,902
Total liabilities and equity	$4,069,573	$4,029,340

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Quarter ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$3,116	$5,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,372	34,724
Loss on disposal of property, plant and equipment	39	4
Equity-based compensation expense	1,062	1,062
Excess tax benefits from equity-based compensation	(8)	—
Loss on early debt extinguishment	122
Equity in earnings of unconsolidated subsidiary	(75)	(109)
Noncontrolling interest in earnings	—	(130)
Dividends received	556	611
Deferred income taxes	(740)	100
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(41,351)	(35,347)
Parts and supplies inventory	(50)	(49)
Prepaids and other current assets	(2,548)	272
Accounts payable and accrued liabilities	12,294	46,049
Insurance accruals	(4,218)	(2,929)
Net cash provided by operating activities	6,571	50,050
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(10,493)	(12,710)
Proceeds from sale of property, plant and equipment	197	73
Acquisition of businesses, net of cash received	(1,423)	(1,000)
Net change in insurance collateral	7,651	54,527
Other investing activities	(702)	(2,805)
Net cash (used in) provided by investing activities	(4,770)	38,085
Cash Flows from Financing Activities
EMSC issuance of class A common stock	691	—
Borrowings under senior secured term loan facility	150,000	—
Borrowings under ABL credit facility	45,000	—
Repayments of ABL credit facility and other debt	(173,672)	(3,649)
Debt issue costs	(4,411)	(95)
Proceeds from noncontrolling interest	—	2,704
Excess tax benefits from equity-based compensation	8	—
Net change in bank overdrafts	2,883	8,243
Net cash provided by financing activities	20,499	7,203
Change in cash and cash equivalents	22,300	95,338
Cash and cash equivalents, beginning of period	57,551	134,023
Cash and cash equivalents, end of period	$79,851	$229,361

The accompanying notes are an integral part of these financial statements.

EMERGENCY MEDICAL SERVICES CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.     General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements.  In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the periods presented.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On May 25, 2011, EMSC was acquired through a merger transaction (“Merger”) by investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”).  As a result of the Merger, EMSC became a wholly-owned subsidiary of CDRT Acquisition Corporation, which is a wholly-owned subsidiary of CDRT Holding Corporation (“Holding”), and the Company’s stock ceased to be traded on the New York Stock Exchange. The Company applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011.

The Company and Holding are party to a consulting agreement with CD&R (the “Consulting Agreement”), pursuant to which CD&R provides Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services in exchange for an annual fee of $5.0 million. The Company expensed $1.25 million during the quarters ended March 31, 2013 and 2012 in respect of this fee.

The Company’s business is conducted primarily through two operating subsidiaries, EmCare Holdings Inc. (“EmCare”), its facility-based physician services segment, and American Medical Response, Inc. (“AMR”), its medical transportation services segment.

2.              Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include all wholly-owned subsidiaries of EMSC, including EmCare and AMR and their respective subsidiaries, and affiliated physician groups. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions.

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. Insurance collateral also includes a receivable from insurers of $1.6 million as of March 31, 2013 and December 31, 2012 for liabilities in excess of our self-insured retention.

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

The Company’s most recent actuarial valuation was completed in March 2013. As a result of this and previous actuarial valuations, the Company recorded a decrease in its provisions for insurance liabilities of $1.2 million during the quarter ended March 31, 2013 compared to a decrease of $0.4 million during the quarter ended March 31, 2012 related to reserves for losses in prior years.

The long-term portion of insurance reserves was $185.9 million and $189.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

	March 31, 2013	December 31, 2012
Gross trade accounts receivable	$3,268,241	$3,085,758
Allowance for contractual discounts	1,680,170	1,619,488
Allowance for uncompensated care	923,699	841,754
Net trade accounts receivable	664,372	624,516
Other receivables, net	931	897
Net accounts receivable	$665,303	$625,413

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

Net revenue for the quarters ended March 31, 2013 and 2012 consisted of the following:

	Quarter ended March 31,
	2013	2012
Fee-for-service revenue, net of contractuals:
Medicare	$233,874	$192,710
Medicaid	51,214	46,110
Commercial insurance and managed care	560,191	502,099
Self-pay	629,256	528,545
Sub-total	1,474,535	1,269,464
Subsidies and fees	130,713	138,326
Revenue, net of contractuals	1,605,248	1,407,790
Provision for uncompensated care	(716,924)	(601,496)
Net revenue	$888,324	$806,294

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments were less than 1% of net revenue for the quarters ended March 31, 2013 and 2012.

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

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$22,773	$775	$—	$23,548	$22,870	$788	$—	$23,658
Fuel hedge	$—	$808	$—	$808	$—	$631	$—	$631
Liabilities:
Contingent consideration	$—	$—	$9,401	$9,401	$—	$—	$4,401	$4,401
Interest rate swap	$—	$4,178	$—	$4,178	$—	$4,586	$—	$4,586

The contingent consideration balance classified as a level 3 liability has increased by $5.0 million since December 31, 2012 due to recent acquisitions.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”).

ASU 2013-2 requires the following:

•                  present separately for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income; and

•                  separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts all are required to be reclassified to net income in their entirety in the same reporting period.

The Company adopted this new guidance effective January 1, 2013 by adding disclosure in Note 7, Changes in Accumulated Other Comprehensive Income by Component.

3.              Acquisitions

During the three months ended March 31, 2013, the Company made purchase price allocation adjustments related to the acquisitions of Guardian Healthcare Group, Inc., the management services companies of NightRays, P.A (“NightRays”), and Saint Vincent Anesthesia Medical Group, Inc./Golden State Anesthesia Consultants, Inc. These adjustments included reclassifications from goodwill to intangible assets for NightRays of $4.5 million and other adjustments to opening balances for assets and liabilities.

4.              Accrued Liabilities

Accrued liabilities were as follows at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Accrued wages and benefits	$144,065	$136,334
Accrued paid time-off	26,685	25,626
Current portion of self-insurance reserves	48,509	49,224
Accrued restructuring	5,336	12,318
Current portion of compliance and legal	5,178	3,711
Accrued billing and collection fees	4,879	4,945
Accrued incentive compensation	18,525	22,274
Accrued interest	29,662	7,889
Accrued income taxes	13,552	19,487
Transaction related liabilities	51,934	41,826
Other	50,481	63,796
Total accrued liabilities	$398,806	$387,430

5.              Long-Term Debt

Long-term debt and capital leases consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Senior unsecured notes due 2019	$950,000	$950,000
Senior unsecured notes purchased by EMSC subsidiary	(15,000)	(15,000)
Senior secured term loan due 2018 (4.00% at March 31, 2013)	1,307,559	1,160,609
ABL Facility	—	125,000
Notes due at various dates from 2013 to 2022 with interest rates from 6% to 10%	846	1,149
Capital lease obligations due at various dates from 2013 to 2018	422	447
	2,243,827	2,222,205
Less current portion	(12,277)	(12,282)
Total long-term debt	$2,231,550	$2,209,923

On February 7, 2013, EMSC entered into a First Amendment (the “Term Loan Amendment”) to the credit agreement dated as of May 25, 2011. Under the Term Loan Amendment, the Company incurred an additional $150.0 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down the Company’s ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“LIBOR”) and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00).  The Company wrote off $0.1 million of unamortized debt issuance costs as a result of this modification.

On February 27, 2013, EMSC entered into a First Amendment (the “ABL Amendment”) to the credit agreement governing the ABL Facility, under which EMSC increased its commitments under the ABL Facility to $450.0 million. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

The Company recorded $4.4 million of debt issuance expense related to these amendments.

During the second quarter of 2012, EMSC’s captive insurance subsidiary purchased and currently holds $15.0 million of the Company’s senior unsecured notes through an open market transaction.

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

At March 31, 2013, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.02 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 5.2 million gallons, which represents approximately 29.5% of the Company’s total estimated usage during the periods hedged, and are spread over periods from April 2013 through December 2014. As of March 31, 2013, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.8 million, compared to $0.6 million as of December 31, 2012. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.2 million for the quarter ended March 31, 2013 and $0.4 million for the quarter ended March 31, 2012.  Over the next 12 months, the Company expects to reclassify $0.5 million of deferred gain from accumulated comprehensive income as the related fuel hedge transactions mature.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015.  The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%.  The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $4.2 million as of March 31, 2013, compared to $4.6 million as of December 31, 2012.    Over the next 12 months, the Company expects to reclassify $2.0 million of deferred loss from accumulated other comprehensive income to interest expense as the related interest rate swap transactions mature. Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million for the quarter ended March 31, 2013. There were no payments made or received under these hedge agreements during the quarter ended March 31, 2012.

7.              Changes in Accumulated Other Comprehensive Income by Component

The following table summarizes the changes in the Company’s AOCI by component for the quarter ended March 31, 2013.  All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of December 31, 2012	$1,057	$(2,861)	$1,591	$(213)
Other comprehensive income before reclassifications	(431)	(52)	(428)	(911)
Amounts reclassified from accumulated other comprehensive income	(122)	307	(8)	177
Net current-period other comprehensive income	(553)	255	(436)	(734)
Balance as of March 31, 2013	$504	$(2,606)	$1,155	$(947)

The following table shows the line item on the Statement of Operations affected by reclassifications out of AOCI.

Details about AOCI components	Amount reclassified from AOCI	Affected line item on the Statement of Operations

Gains and losses on cash flow hedges
Fuel hedge	$195	Operating expenses
Interest rate swap	(491)	Interest expense
	(296)	Total before tax
	111	Tax benefit
	$(185)	Net of tax

Unrealized holding gains on available-for-sale securities	$13	Realized gain on investments
	13	Total before tax
	(5)	Tax expense
	$8	Net of tax

8.              Restructuring Charges

The Company recorded  restructuring charges of $0.6 million and $6.0 million during the three months ended March 31, 2013 and 2012, respectively, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions. Payments currently under this plan are expected to be complete by September 2013. The accrued restructuring liability as of March 31, 2013 of $5.3 million includes accruals on restructuring plans from prior years in addition to the 2012 plan outlined below.

	2012 Plan
	Lease & Other Contract Termination Costs	Severance	Total
Incurred	$5,000	$979	$5,979
Paid	—	(101)	(101)
Balance as of March 31, 2012	5,000	878	5,878
Incurred	901	7,206	8,107
Paid	(136)	(4,026)	(4,162)
Adjustment	530	—	530
Balance as of December 31, 2012	6,295	4,058	10,353
Incurred	(73)	710	637
Paid	(5,594)	(1,463)	(7,057)
Balance as of March 31, 2013	$628	$3,305	$3,933

9.              Commitments and Contingencies

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

In July 2011, AMR received a subpoena from the Civil Division of the U.S. Attorney’s Office for the Central District of California (“USAO”) seeking certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside. The California Attorney General’s Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, AMR was notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

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

Merion Capital, L.P. (“Merion”), a former stockholder of EMSC, filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in EMSC prior to the Merger. As of March 31, 2013, the Company has recorded a reserve in the amount of $51.9 million. During the quarter ended March 31, 2013, the Company expensed $8.4 million of legal settlement costs and $1.7 million of interest. On April 15, 2013, the Company paid $52.1 million, including interest through the settlement date, in a settlement of Merion’s appraisal action, in which Merion agreed to release its claims against the Company.

On August 7, 2012, EmCare received a subpoena from the OIG. The subpoena requests copies of documents for the period from January 1, 2007 through the present and appears to primarily be focused on EmCare’s contracts for services at hospitals that are affiliated with Health Management Associates, Inc. (“HMA”). The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

On February 5, 2013, AMR’s Air Ambulance Specialists, Inc. subsidiary received a subpoena from the Federal Aviation Administration relating to its operations as an indirect air carrier and its relationships with Part 135 direct air carriers. The Company intends to cooperate with the government during its investigation and, as such, is in the process of gathering responsive documents, formulating a written response to the subpoena and is seeking to engage in a meaningful dialogue with the relevant government representatives. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

On February 14, 2013, EmCare received a subpoena from the OIG requesting documents in connection with EmCare’s arrangements with Community Health Services, Inc. (“CHS”) requesting information related to EmCare’s relationship with CHS. The Company intends to cooperate with the government during its investigation. At this time, the Company is unable to determine the potential impact, if any, that will result from this investigation.

The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

10.       Equity Based Compensation

Holding established a stock compensation plan after the Merger whereby certain members of management, officers and directors were awarded stock options in Holding. These options have a $34.31 strike price, which was reduced from the original strike price of $64.00 in connection with a dividend paid by Holding in October 2012. They vest ratably through December 2015 and have a maximum term of 10 years. A compensation charge of $1.1 million and $1.1 million was recorded for shares vested during the quarters ended March 31, 2013 and 2012, respectively.

Our external directors have elected to recieve part of their director fees in the form of restricted stock units (“RSUs”). As of March 31, 2013, the Company had granted 3,945 RSUs based on a market price of $64.00 per share, 789 RSUs based on a market price of $80.00 per share and 2,694 RSUs based on a market price of $50.31 per share as annual director fees. The RSUs are fully vested when granted.

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

The following is a summary of the HCA-EmCare JV assets and liabilities as of March 31, 2013 and December 31, 2012, which are included in the consolidated financial statements.

	March 31,	December 31,
	2013	2012
Current assets	$46,663,339	$33,141,502
Current liabilities	30,718,349	20,081,084

12.       Segment Information

The Company is organized around two separately managed business units: outsourced facility-based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology, anesthesiology and surgery services. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income attributable to EMSC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other (expense) income, loss on early debt extinguishment, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net loss attributable to noncontrolling interest (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The Company modified the definition of Adjusted EBITDA following the Merger. The accounting policies for reported segments are the same as for the Company as a whole.

The following tables present the Company’s operating segment results for the quarters ended March 31, 2013 and 2012:

	Quarter ended March 31,
	2013	2012
Facility-Based Physician Services
Net revenue	$554,936	$449,004
Segment Adjusted EBITDA	66,160	56,714
Medical Transportation Services
Net revenue	333,388	357,290
Segment Adjusted EBITDA	34,839	34,850
Total
Total net revenue	888,324	806,294
Total Adjusted EBITDA	100,999	91,564
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$100,999	$91,564
Depreciation and amortization expense	(34,755)	(30,490)
Restructuring charges	(637)	(5,979)
Equity-based compensation expense	(1,062)	(1,062)
Related party management fees	(1,250)	(1,250)
Interest expense	(40,290)	(43,452)
Realized gain on investments	13	298
Interest and other (expense) income	(12,721)	162
Loss on early debt extinguishment	(122)	—
Income tax expense	(7,134)	(4,238)
Equity in earnings of unconsolidated subsidiary	75	109
Net loss attributable to noncontrolling interest	—	130
Net income attributable to EMSC	$3,116	$5,792

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended March 31,
	2013	2012
Adjusted EBITDA	$100,999	$91,564
Related party management fees	(1,250)	(1,250)
Restructuring charges	(637)	(5,979)
Interest expense (less deferred loan fee amortization)	(36,636)	(39,215)
Change in accounts receivable	(41,351)	(35,347)
Change in other operating assets/liabilities	5,478	43,343
Excess tax benefits from equity-based compensation	(8)	—
Interest and other (expense) income	(12,721)	162
Income tax expense, net of change in deferred taxes	(7,874)	(4,138)
Other	571	910
Cash flows provided by operating activities	$6,571	$50,050

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

The condensed consolidating financial statements for EMSC, the guarantors and the non-guarantors are as follows:

Consolidating Statements of Operations

	For the quarter ended March 31, 2013
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$887,846	$18,399	$(17,921)	$888,324
Compensation and benefits	—	641,625	164	—	641,789
Operating expenses	—	100,377	6	—	100,383
Insurance expense	—	23,909	19,845	(17,921)	25,833
Selling, general and administrative expenses	—	21,994	4	—	21,998
Depreciation and amortization expense	—	34,750	5	—	34,755
Restructuring charges	—	637	—	—	637
Income from operations	—	64,554	(1,625)	—	62,929
Interest (loss) income from restricted assets	—	(1,492)	1,858	—	366
Interest expense	—	(40,290)	—	—	(40,290)
Realized (loss) gain on investments	—	(45)	58	—	13
Interest and other expense	—	(12,701)	(20)	—	(12,721)
Loss on early debt extinguishment	—	(122)	—	—	(122)
Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	9,904	271	—	10,175
Income tax expense	—	(7,130)	(4)	—	(7,134)
Income before equity in earnings of unconsolidated subsidiary	—	2,774	267	—	3,041
Equity in earnings of unconsolidated subsidiary	3,116	—	75	(3,116)	75
Net income (loss)	$3,116	$2,774	$342	$(3,116)	$3,116

Consolidating Statements of Operations

	For the quarter ended March 31, 2012
		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$805,844	$19,292	$(18,842)	$806,294
Compensation and benefits	—	565,726	139	—	565,865
Operating expenses	—	107,579	2	—	107,581
Insurance expense	—	24,532	19,200	(18,842)	24,890
Selling, general and administrative expenses	—	18,971	22	—	18,993
Depreciation and amortization expense	—	30,490	—	—	30,490
Restructuring charges	—	5,979	—	—	5,979
Income from operations	—	52,567	(71)	—	52,496
Interest income from restricted assets	—	244	43	—	287
Interest expense	—	(43,452)	—	—	(43,452)
Realized (loss) gain on investments	—	(4)	302	—	298
Interest and other income (expense)	—	316	(154)	—	162
Income before income taxes	—	9,671	120	—	9,791
Income tax expense	—	(4,235)	(3)	—	(4,238)
Income before equity in earnings of unconsolidated subsidiaries and noncontrolling interest	—	5,436	117	—	5,553
Equity in earnings of unconsolidated subsidiaries	5,792	—	109	(5,792)	109
Net loss attributable to noncontrolling interest	—	130	—	—	130
Net income attributable to EMSC	$5,792	$5,566	$226	$(5,792)	$5,792

Consolidating Balance Sheet

As of March 31, 2013

		Subsidiary	Subsidiary	Eliminations/
	EMSC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$22,596	$72,255	$(15,000)	$79,851
Insurance collateral	—	5,708	15,708	—	21,416
Trade and other accounts receivable, net	—	663,676	3,264	(1,637)	665,303
Parts and supplies inventory	—	22,095	5	—	22,100
Prepaids and other current assets	—	26,215	11	—	26,226
Current deferred tax assets	—	—	3,515	(3,515)	—
Current assets	—	740,290	94,758	(20,152)	814,896
Non-current assets:
Property, plant, and equipment, net	—	186,604	—	—	186,604
Intercompany receivable	2,289,512	—	9,607	(2,299,119)	—
Intangible assets, net	—	549,505	—	—	549,505
Non-current deferred tax assets	—	—	1,369	(1,369)	—
Insurance collateral	—	75,211	3,403	(59,942)	18,672
Goodwill	—	2,419,720	—	(2,981)	2,416,739
Other long-term assets	84,538	—	1,098	(2,479)	83,157
Investment and advances in subsidiaries	932,955	3,824	—	(936,779)	—
Assets	$3,307,005	$3,975,154	$110,235	$(3,322,821)	$4,069,573
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$58,486	$254	$—	$58,740
Accrued liabilities	78,019	309,146	15,018	(3,377)	398,806
Current deferred tax liabilities	—	28,332	—	(3,515)	24,817
Current portion of long-term debt	11,871	406	—	—	12,277
Current liabilities	89,890	396,370	15,272	(6,892)	494,640
Long-term debt	2,245,395	1,155	—	(15,000)	2,231,550
Long-term deferred tax liabilities	—	160,214	—	(3,364)	156,850
Insurance reserves and other long-term liabilities	—	178,811	91,139	(63,463)	206,487
Intercompany payable	—	2,299,119	—	(2,299,119)	—
Liabilities	2,335,285	3,035,669	106,411	(2,387,838)	3,089,527
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(415)	—	—	—	(415)
Additional paid-in capital	908,488	873,102	—	(871,306)	910,284
Retained earnings	64,594	62,322	2,272	(64,594)	64,594
Accumulated other comprehensive loss	(947)	(2,469)	1,522	947	(947)
Total EMSC equity	971,720	932,955	3,824	(934,983)	973,516
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	971,720	939,485	3,824	(934,983)	980,046
Liabilities and Equity	$3,307,005	$3,975,154	$110,235	$(3,322,821)	$4,069,573

Consolidating Balance Sheet

As of December 31, 2012

	EMSC	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$6,924	$65,627	$(15,000)	$57,551
Insurance collateral	—	6,626	35,975	(18,120)	24,481
Trade and other accounts receivable, net	—	623,651	3,738	(1,976)	625,413
Parts and supplies inventory	—	22,041	9	—	22,050
Prepaids and other current assets	—	23,679	297	(462)	23,514
Current deferred tax assets	—	—	3,447	(3,447)	—
Current assets	—	682,921	109,093	(39,005)	753,009
Non-current assets:
Property, plant, and equipment, net	—	191,864	—	—	191,864
Intercompany receivable	2,237,508	—	11,596	(2,249,104)	—
Intangible assets, net	—	564,218	—	—	564,218
Non-current deferred tax assets	—	—	1,097	(1,097)	—
Insurance collateral	—	65,762	5,491	(50,493)	20,760
Goodwill	—	2,416,613	—	(2,981)	2,413,632
Other long-term assets	84,538	—	1,580	(261)	85,857
Investment and advances in subsidiaries	930,119	3,001	—	(933,120)	—
Assets	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$53,505	$287	—	$53,792
Accrued liabilities	47,184	328,153	15,782	(3,689)	387,430
Current deferred tax liabilities	—	27,015	—	(3,447)	23,568
Current portion of long-term debt	11,871	411	—	—	12,282
Current liabilities	59,055	409,084	16,069	(7,136)	477,072
Long-term debt	2,223,738	1,185	—	(15,000)	2,209,923
Long-term deferred tax liabilities	—	159,942	—	(3,092)	156,850
Insurance reserves and other long-term liabilities	—	168,415	109,787	(68,609)	209,593
Intercompany payable	—	2,249,104	—	(2,249,104)	—
Liabilities	2,282,793	2,987,730	125,856	(2,342,941)	3,053,438
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(381)	—	—	—	(381)
Additional paid-in capital	908,488	871,306	—	(871,306)	908,488
Retained earnings	61,478	59,206	2,272	(61,478)	61,478
Accumulated other comprehensive loss	(213)	(393)	699	(306)	(213)
Total EMSC equity	969,372	930,119	3,001	(933,120)	969,372
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	969,372	936,649	3,001	(933,120)	975,902
Liabilities and Equity	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340

Condensed Consolidating Statements of Cash Flows

	For the quarter ended March 31, 2013
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$16,531	$(9,960)	$6,571
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(10,493)	—	(10,493)
Proceeds from sale of property, plant and equipment	—	197	—	197
Acquisition of businesses, net of cash received	—	(1,423)	—	(1,423)
Net change in insurance collateral	—	(3,841)	11,492	7,651
Other investing activities	—	(702)	—	(702)
Net cash (used in) provided by investing activities	—	(16,262)	11,492	(4,770)
Cash Flows from Financing Activities
EMSC issuance of calss A common stock	691	—	—	691
Borrowings under senior secured term loan facility	150,000	—	—	150,000
Borrowings under ABL credit facility	45,000			45,000
Repayments of ABL credit facility and other debt	(173,672)	—	—	(173,672)
Debt issue costs	(4,411)	—	—	(4,411)
Excess tax benefits from stock-based compensation	—	8	—	8
Net change in bank overdrafts	—	2,883	—	2,883
Net intercompany borrowings (payments)	(17,608)	12,510	5,098	—
Net cash used in financing activities	—	15,401	5,098	20,499
Change in cash and cash equivalents	—	15,670	6,630	22,300
Cash and cash equivalents, beginning of period	—	6,925	50,626	57,551
Cash and cash equivalents, end of period	$—	$22,595	$57,256	$79,851

	For the quarter ended March 31, 2012
		Subsidiary	Subsidiary
	EMSC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$121,292	$(71,242)	$50,050
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(12,710)	—	(12,710)
Proceeds from sale of property, plant and equipment	—	73	—	73
Acquisition of businesses, net of cash received	—	(1,000)	—	(1,000)
Net change in insurance collateral	—	(7,089)	61,616	54,527
Other investing activities	—	(2,805)	—	(2,805)
Net cash (used in) provided by investing activities	—	(23,531)	61,616	38,085
Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	(3,649)	—	—	(3,649)
Debt issue costs	(95)	—	—	(95)
Receipts from noncontrolling interest	—	2,704	—	2,704
Net change in bank overdrafts	—	8,243	—	8,243
Net intercompany borrowings (payments)	3,744	6,559	(10,303)	—
Net cash provided by (used in) financing activities	—	17,506	(10,303)	7,203
Change in cash and cash equivalents	—	115,267	(19,929)	95,338
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023
Cash and cash equivalents, end of period	$—	$219,924	$9,437	$229,361

14.         Subsequent Events

The Company’s management has evaluated events subsequent to March 31, 2013 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures. Below is a description of events for which disclosure was deemed necessary.

On April 1, 2013, EMSC declared and paid a dividend to CDRT Acquisition Corporation which in turn paid a dividend to Holding in the amount of $20.8 million.  These funds were used by Holding to pay interest due on Holding’s unsecured PIK Notes due 2017.

On April 15, 2013, the Company paid $52.1 million to Merion in a settlement of Merion’s appraisal action in the Delaware Court of Chancery over its holdings in EMSC prior to the Merger, in which Merion agreed to release its claims against the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”), and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in EMSC’s most recent Annual Report on Form 10-K. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third-party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; our ability to generate cash flow to service our debt obligations; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to successfully restructure our operations to comply with future changes in government regulation; the loss of existing contracts and the accuracy of our assessment of costs under new contracts; the high level of competition in our industry; our ability to maintain or implement complex information systems; our ability to implement our business strategy; our ability to successfully integrate strategic acquisitions; our ability to comply with the terms of our settlement agreements with the government; the risk that the benefits from the Merger, as defined below, and related transactions may not be fully realized or may take longer to realize than expected; and risks related to other factors discussed in this Quarterly Report on Form 10-Q.

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

All references to “we,” “our,” “us,” or “EMSC,” refer to Emergency Medical Services Corporation and its subsidiaries. Our business is conducted primarily through two operating subsidiaries, EmCare Holdings Inc., or EmCare, and American Medical Response, Inc., or AMR.

This Quarterly Report on Form 10-Q should be read in conjunction with EMSC’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 12, 2013.

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

On May 25, 2011, the Company merged with affiliates of Clayton, Dubilier & Rice, LLC (“CD&R”), and became a wholly-owned subsidiary of CDRT Acquisition Corporation, in turn a wholly-owned subsidiary of Holding. This transaction is referred to in this Quarterly Report on Form 10-Q as the “Merger.”

EMSC applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. Initial adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third-party valuation firm. The Company finalized its business combination accounting during the first quarter of 2012 with adjustments related to goodwill allocations between segments.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third-party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third-party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue represents gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates without corresponding increases in payor reimbursement.

The table below summarizes our approximate payor mix as a percentage of both net revenue and total patient encounters and transports for the three months ended March 31, 2013 and 2012. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)		Percentage of Total Volume
	Quarter ended March 31,		Quarter ended March 31,
	2013	2012	2013	2012
Medicare	23.0%	20.9%	26.4%	26.0%
Medicaid	5.1%	5.0%	10.3%	10.6%
Commercial insurance and managed care	52.9%	51.3%	46.0%	44.4%
Self-pay	4.3%	5.1%	17.3%	19.0%
Subsidies	9.5%	10.0%	—	—
Fees	5.2%	7.7%	—	—
Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.  The decrease in self-pay revenue as a percentage of total revenue is due primarily to the addition of our post-acute care services.

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2013, approximately 73% was derived from our hospital contracts for emergency department staffing, 11% from contracts related to anesthesiology services, 5% from our hospitalist/inpatient services, 5% from our post-acute care services, 3% from our radiology/teleradiology services, 1% from our surgery services, and 2% from other hospital management services. Approximately 85% of EmCare’s net revenue was generated from billings to third-party payors and patients for patient encounters and approximately 15% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

AMR

Approximately 89% of AMR’s net revenue for the three months ended March 31, 2013 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third-party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

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

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 13.3% and 11.3% of AMR’s operating expenses for the three months ended March 31, 2013 and 2012, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Medicare Fee Schedule Changes

Medicare law requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the Medicare Physician Fee Schedule (“MPFS”) payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997. This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2012. Absent further legislative action by Congress, the reduced MPFS would go into effect on January 1, 2014.

On August 2, 2011, the Budget Control Act of 2011 (Public Law 112-25), or the Budget Control Act, was enacted. Under the Budget Control Act, a Joint Select Committee on Deficit Reduction, or the Joint Committee, was established to develop recommendations to reduce the deficit, over 10 years, by 1.2 to 1.5 trillion dollars, and was required to report its recommendations to Congress by November 23, 2011. Under the Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce Federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of Medicare cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers starting April 1, 2013.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein. As of March 31, 2013, there were no significant changes in our critical accounting policies or estimation procedures.

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

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue during each of the three month periods ending March 31, 2013 and 2012.

Results of Operations

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2013 and 2012 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to EMSC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other (expense) income, loss on early debt extinguishment, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net loss attributable to noncontrolling interest. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended March 31,
	2013	% of net revenue	2012	% of net revenue
Net revenue	$888,324	100.0%	$806,294	100.0%
Compensation and benefits	641,789	72.2	565,865	70.2
Operating expenses	100,383	11.3	107,581	13.3
Insurance expense	25,833	2.9	24,890	3.1
Selling, general and administrative expenses	21,998	2.5	18,993	2.4
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	(1,250)	(0.1)	(1,250)	(0.2)
Interest income from restricted assets	(366)	(0.0)	(287)	(0.0)
Adjusted EBITDA	$100,999	11.4%	$91,564	11.4%
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)
Related party management fees	(1,250)	(0.1)	(1,250)	(0.2)
Depreciation and amortization expense	(34,755)	(3.9)	(30,490)	(3.8)
Restructuring charges	(637)	(0.1)	(5,979)	(0.7)
Interest expense	(40,290)	(4.5)	(43,452)	(5.4)
Realized gain on investments	13	0.0	298	0.0
Interest and other (expense) income	(12,721)	(1.4)	162	0.0
Loss on early debt extinguishment	(122)	(0.0)	—	0.0
Income tax expense	(7,134)	(0.8)	(4,238)	(0.5)
Equity in earnings of unconsolidated subsidiary	75	0.0	109	0.0
Net loss attributable to noncontrolling interest	—	0.0	130	0.0
Net income attributable to EMSC	$3,116	0.4%	$5,792	0.7%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Quarter ended March 31,
	2013	2012
Adjusted EBITDA	$100,999	$91,564
Related party management fees	(1,250)	(1,250)
Restructuring charges	(637)	(5,979)
Interest expense (less deferred loan fee amortization)	(36,636)	(39,215)
Change in accounts receivable	(41,351)	(35,347)
Change in other operating assets/liabilities	5,478	43,343
Excess tax benefits from equity-based compensation	(8)	—
Interest and other (expense) income	(12,721)	162
Income tax expense, net of change in deferred taxes	(7,874)	(4,138)
Other	571	910
Cash flows provided by operating activities	$6,571	$50,050

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Quarter ended March 31,
	2013	% of net revenue	2012	% of net revenue
Net revenue	$554,936	100.0%	$449,004	100.0%
Compensation and benefits	439,384	79.2	353,866	78.8
Operating expenses	22,983	4.1	17,333	3.9
Insurance expense	16,920	3.0	13,579	3.0
Selling, general and administrative expenses	10,738	1.9	8,657	1.9
Interest income from restricted assets	(255)	(0.0)	(128)	(0.0)
Equity-based compensation expense	(457)	(0.1)	(467)	(0.1)
Related party management fees	(537)	(0.1)	(550)	(0.1)
Adjusted EBITDA	$66,160	11.9%	$56,714	12.6%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	66,160	11.9	56,714	12.6
Depreciation and amortization expenses	(16,771)	(3.0)	(13,762)	(3.1)
Restructuring charges	(248)	(0.0)	—	0.0
Interest income from restricted assets	(255)	(0.0)	(128)	(0.0)
Equity-based compensation expense	(457)	(0.1)	(467)	(0.1)
Related party management fees	(537)	(0.1)	(550)	(0.1)
Income from operations	$47,892	8.6%	$41,807	9.3%

AMR

	Quarter ended March 31,
	2013	% of net revenue	2012	% of net revenue
Net revenue	$333,388	100.0%	$357,290	100.0%
Compensation and benefits	202,405	60.7	211,999	59.3
Operating expenses	77,400	23.2	90,248	25.3
Insurance expense	8,913	2.7	11,311	3.2
Selling, general and administrative expenses	11,260	3.4	10,336	2.9
Interest income from restricted assets	(111)	(0.0)	(159)	(0.0)
Equity-based compensation expense	(605)	(0.2)	(595)	(0.2)
Related party management fees	(713)	(0.2)	(700)	(0.2)
Adjusted EBITDA	$34,839	10.4%	$34,850	9.8%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	34,839	10.4	34,850	9.8
Depreciation and amortization expenses	(17,984)	(5.4)	(16,728)	(4.7)
Restructuring charges	(389)	(0.1)	(5,979)	(1.7)
Interest income from restricted assets	(111)	(0.0)	(159)	(0.0)
Equity-based compensation expense	(605)	(0.2)	(595)	(0.2)
Related party management fees	(713)	(0.2)	(700)	(0.2)
Income from operations	$15,037	4.5%	$10,689	3.0%

Quarter ended March 31, 2013 compared to the quarter ended March 31, 2012

Consolidated

Our results for the three months ended March 31, 2013 reflect an increase in net revenue of $82.0 million and a decrease in net income of $2.7 million compared to the three months ended March 31, 2012. The decrease in net income is attributable primarily to increases in interest and other (expense) income, depreciation and amortization expense and income tax expense offset partially by decreases in interest expense and restructuring charges.

Net revenue. For the three months ended March 31, 2013, we generated net revenue of $888.3 million compared to net revenue of $806.3 million for the three months ended March 31, 2012, representing an increase of 10.2%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $101.0 million, or 11.4% of net revenue, for the three months ended March 31, 2013 compared to $91.6 million, or 11.4% of net revenue, for the three months ended March 31, 2012.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2013 was $34.8 million, or 3.9% of net revenue, compared to $30.5 million, or 3.8% of net revenue, for the three months ended March 31, 2012. The increase is due primarily to additional amortization of contract values related to our recent acquisitions combined with technology and fleet-related additions.

Restructuring charges. Restructuring charges for the three months ended March 31, 2013 were $0.6 million compared to $6.0 million for the three months ended March 31, 2012, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions.

Interest expense. Interest expense for the three months ended March 31, 2013 was $40.3 million compared to $43.5 million for the three months ended March 31, 2012.  This decrease is due to voluntary prepayments of the Term Loan Facility made during 2012 and the repricing of the Term Loan Facility during the three months ended March 31, 2013.

Interest and other (expense) income.  Interest and other (expense) income was $(12.7) million for the three months ended March 31, 2013 compared to $0.2 million for the three months ended March 31, 2012.  We recorded $8.4 million of expense during the three months ended March 31, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in EMSC prior to the Merger.  See Note 9 to the unaudited consolidated financial statements. This expense is not deductible for tax purposes.  We also recorded $4.4 million of debt issuance costs associated with amendments to our Term Loan and ABL credit agreements dated as of May 25, 2011.

Income tax expense. Income tax expense increased by $2.9 million for the three months ended March 31, 2013 compared to the same period in 2012. Our effective tax rate was 70.1% for the three months ended March 31, 2013 and 43.3% for the three months ended March 31, 2012. The increase in our effective tax rate was primarily a result of a settlement with a prior shareholder regarding its appraisal action over its holdings in EMSC prior to the Merger, which is not deductible for tax purposes.

EmCare

Net revenue. Net revenue for the three months ended March 31, 2013 was $554.9 million, an increase of $105.9 million, or 23.6%, from $449.0 million for the three months ended March 31, 2012. Revenue excluding recent acquisitions increased $70.5 million, or 15.7%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts since December 31, 2011 accounted for a net revenue increase of $56.1 million for the three months ended March 31, 2013, of which $46.6 million came from net new contracts added in 2012, with the remaining increase in net revenue from those added in 2013. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $14.4 million, or 3.6%, for the three months ended March 31, 2013. The change was due to a 3.9% increase in same store weighted patient encounters offset partially by a 0.3% decrease in revenue per weighted patient encounter.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2013 were $439.4 million, or 79.2% of net revenue, compared to $353.9 million, or 78.8% of net revenue, for the same period in 2012. Provider compensation costs increased $55.2 million from net new contract additions. Same store provider compensation costs were $16.6 million higher than the prior period due primarily to a 3.9% increase in same store weighted patient encounters and a 2.4% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs increased by $13.7 million during the three months ended March 31, 2013 compared to the same period in 2012. The increase is due to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the three months ended March 31, 2013 were $23.0 million, or 4.1% of net revenue, compared to $17.3 million, or 3.9% of net revenue, for the three months ended March 31, 2012. Operating expenses increased $5.7 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended March 31, 2013 was $16.9 million, or 3.0% of net revenue, compared to $13.6 million, or 3.0% of net revenue, for the three months ended March 31, 2012. We recorded an increase of prior year insurance provisions of $0.5 million during the three months ended March 31, 2013 compared to a decrease of $0.4 million during the three months ended March 31, 2012.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2013 was $10.7 million, or 1.9% of net revenue, compared to $8.7 million, or 1.9% of net revenue, for the three months ended March 31, 2012.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2013 was $16.8 million, or 3.0% of net revenue, compared to $13.8 million, or 3.1% of net revenue, for the three months ended March 31, 2012. The increase is due primarily to additional amortization of contract values related to our recent acquisitions.

AMR

Net revenue. Net revenue for the three months ended March 31, 2013 was $333.4 million, a decrease of $23.9 million, or 6.7%, from $357.3 million for the same period in 2012. The decrease in net revenue was due primarily to a decrease of 4.4%, or $15.6 million, in weighted transport volume and a decrease in net revenue per weighted transport of 2.3%, or $8.3 million. The decrease in net revenue per weighted transport of 2.3% was due primarily to the impact of managed transportation contracts exited.  Weighted transports decreased 32,200 from the same quarter last year. The change was due to a decrease in weighted transport volume in existing markets of 3.5%, or 25,500 weighted transports primarily from changes in AMR’s Kaiser contract effective April 1, 2012, and a decrease of 7,700 weighted transports from exited markets, offset partially by an increase of 1,000 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the three months ended March 31, 2013 were $202.4 million, or 60.7% of net revenue, compared to $212.0 million, or 59.3% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 1.6%, or $1.8 million, and ambulance unit hours decreased period over period by 4.0%, or $4.7 million attributable primarily to the decrease in weighted transports.  Non-crew compensation decreased period over period by $4.5 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $1.8 million during the three months ended March 31, 2013 compared to the same period in 2012 due primarily to markets exited and lower health insurance costs.

Operating expenses. Operating expenses for the three months ended March 31, 2013 were $77.4 million, or 23.2% of net revenue, compared to $90.2 million, or 25.3% of net revenue, for the three months ended March 31, 2012. The change is due primarily to decreased costs of $6.2 million associated with the net impact from markets entered and exited and $2.7 million associated with certain contract exits in our managed transportation business combined with a decrease of $2.8 million of external provider costs from changes in AMR’s Kaiser contract.

Insurance expense. Insurance expense for the three months ended March 31, 2013 was $8.9 million, or 2.7% of net revenue, compared to $11.3 million, or 3.2% of net revenue, for the same period in 2012. We recorded a decrease of prior year insurance provisions of $1.7 million during the three months ended March 31, 2013 compared to a decrease of less than $0.1 million during the three months ended March 31, 2012.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2013 was $11.3 million, or 3.4% of net revenue, compared to $10.3 million, or 2.9% of net revenue, for the three months ended March 31, 2012.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2013 was $18.0 million, or 5.4% of net revenue, compared to $16.7 million, or 4.7% of net revenue, for the same period in 2012.  The increase was due primarily to technology and fleet-related additions.

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

We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months. Our asset-

based revolving credit facility, or the ABL Facility, provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $423.8 million as of March 31, 2013. The ABL Facility is available to fund working capital and for general corporate purposes. As of March 31, 2013, we had available borrowing capacity of $293.3 million and $130.5 million of letters of credit issued under the ABL Facility.

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

On February 7, 2013, we entered into the Term Loan Amendment to the credit agreement governing the Term Loan Facility. Under the Term Loan Amendment, we incurred an additional $150 million in incremental borrowings under the Term Loan Facility, the proceeds of which were used to pay down our ABL Facility. In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) LIBOR and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that we meet a consolidated first lien net leverage ratio of 2.50:1.00).

On February 27, 2013, we entered into the ABL Amendment to the credit agreement governing the ABL Facility, under which we increased our commitments under the ABL Facility to $450 million. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

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

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Quarter ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$6,571	$50,050
Investing activities	(4,770)	38,085
Financing activities	20,499	7,203

Operating activities. Net cash provided by operating activities was $6.6 million for the three months ended March 31, 2013 compared to $50.1 million for the same period in 2012. The decrease in operating cash flows was affected primarily by a decrease in net income and cash flows from operating assets and liabilities. Accounts payable and accrued liabilities increased cash flows from operations $12.3 million during the three months ended March 31, 2013 compared to $46.0 million during the three months ended March 31, 2012. The change is due primarily to the timing of payroll related liabilities, incentive compensation and tax payments during the three months ended March 31, 2013 compared to the same period in 2012. Accounts receivable increased $41.4 million and $35.3 million during the three months ended March 31, 2013 and 2012, respectively.  Days sales outstanding, or DSO, increased 1 day during the three months ended March 31, 2013. EmCare’s DSO increased 3 days primarily as a result of new contract starts.

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

	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012	Q4 2011
EmCare	68	65	64	61	59	57
AMR	66	68	71	69	69	68
EMSC	67	66	67	65	63	62

Investing activities. Net cash used by investing activities was $4.8 million for the three months ended March 31, 2013 compared to net cash provided by investing activities of $38.1 million for the same period in 2012. The decrease is due primarily to a return of insurance collateral of $54.5 million during the three months ended March 31, 2012.

Financing activities. Net cash provided by financing activities was $20.5 million for the three months ended March 31, 2013 compared to $7.2 million for the same period in 2012. During the three months ended March 31, 2013, we borrowed $45 million and paid $20 million under our ABL Facility which increased the balance to $150 million from $125 million as of December 31, 2012.  We also increased our borrowings under our Term Loan Facility by $150 million, the proceeds of which were used to pay down our ABL Facility. At March 31, 2013, there were no amounts outstanding under our revolving credit facility.  We also paid $4.4 million in costs incurred to refinance the Term Loan Facility and ABL Facility.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).  Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts at Bank Melli with the approval of the French financial regulator (applying European Union law) during the period covered by this report.  Bank Melli is an Iranian bank designated under Executive Order No. 13382.  We had no knowledge of or control over the activities of SPIE or its subsidiaries.  CD&R has informed us that during the period covered by this report, the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor.  The total volume of these transactions in the SPIE subsidiary’s accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank’s official exchange rate.  CD&R has informed us that SPIE and its subsidiaries obtained no revenue or profit from these transactions, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli or the Government of Iran in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of March 31, 2013, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.62 to $4.02 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 5.2 million gallons and are spread over periods from April 2013 through December 2014.

On October 17, 2011, we entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 5.74%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and periodically settle with our counterparties for the difference between the rate paid and the fixed rate.

As of March 31, 2013, we had $2,243.4 million of debt, excluding capital leases, of which $1,307.6 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $13.1 million annually.

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

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 9, to the accompanying consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on March 12, 2013.

On April 15, 2013, the Company paid $52.1 million to Merion, a former stockholder of EMSC, in a settlement of Merion’s appraisal action in the Delaware Court of Chancery over its holdings in EMSC prior to the Merger, in which Merion agreed to release its claims against the Company.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of EMSC’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

May 13, 2013	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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