Form 10-Q
period 2013-06-30
Envision Healthcare Corp
filed 2013-07-23
CIK 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:

001-32701

ENVISION HEALTHCARE CORPORATION

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

EMERGENCY MEDICAL SERVICES CORPORATION

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

The registrant is a privately held corporation, and its common stock is not publicly traded.  Shares of common stock outstanding at July 19, 2013 — 1,000.  All of our outstanding stock was held at such date by Envision Healthcare Intermediate Corporation (formerly known as CDRT Acquisition Corporation), our sole stockholder.

ENVISION HEALTHCARE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited; in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue, net of contractual discounts	$1,689,805	$1,444,131	$3,295,053	$2,851,921
Provision for uncompensated care	(790,550)	(643,033)	(1,507,474)	(1,244,529)
Net revenue	899,255	801,098	1,787,579	1,607,392
Compensation and benefits	643,960	562,838	1,285,749	1,128,703
Operating expenses	102,288	96,807	202,671	204,388
Insurance expense	25,840	27,555	51,673	52,445
Selling, general and administrative expenses	23,789	20,136	45,787	39,129
Depreciation and amortization expense	34,622	30,762	69,377	61,252
Restructuring charges	3,032	2,744	3,669	8,723
Income from operations	65,724	60,256	128,653	112,752
Interest income from restricted assets	266	258	632	545
Interest expense	(38,538)	(41,514)	(78,828)	(84,966)
Realized gain on investments	105	63	118	361
Interest and other (expense) income	(249)	241	(12,970)	403
Loss on early debt extinguishment	—	(5,172)	(122)	(5,172)
Income before income taxes, equity in earnings of unconsolidated subsidiary, and noncontrolling interest	27,308	14,132	37,483	23,923
Income tax expense	(10,832)	(6,266)	(17,966)	(10,504)
Income before equity in earnings of unconsolidated subsidiary and noncontrolling interest	16,476	7,866	19,517	13,419
Equity in earnings of unconsolidated subsidiary	87	105	162	214
Net income attributable to noncontrolling interest	—	(130)	—	—
Net income attributable to Envision Healthcare Corporation	16,563	7,841	19,679	13,633
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(13)	161	(449)	203
Unrealized gains (losses) on derivative financial instruments	20	(1,254)	(278)	(1,265)
Comprehensive income	$16,570	$6,748	$18,952	$12,571

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,752	$57,551
Insurance collateral	32,930	24,481
Trade and other accounts receivable, net	679,145	625,413
Parts and supplies inventory	22,204	22,050
Prepaids and other current assets	32,801	23,514
Total current assets	803,832	753,009
Non-current assets:
Property, plant and equipment, net	186,375	191,864
Intangible assets, net	539,387	564,218
Insurance collateral	13,193	20,760
Goodwill	2,412,644	2,413,632
Other long-term assets	78,837	85,857
Total assets	$4,034,268	$4,029,340
Liabilities and Equity
Current liabilities:
Accounts payable	$63,204	$53,792
Accrued liabilities	327,784	387,430
Current deferred tax liabilities	28,163	23,568
Current portion of long-term debt	12,279	12,282
Total current liabilities	431,430	477,072
Long-term debt	2,255,979	2,209,923
Long-term deferred tax liabilities	156,850	156,850
Insurance reserves and other long-term liabilities	209,558	209,593
Total liabilities	3,053,817	3,053,438
Equity:
Common stock ($0.01 par value; 1,000 shares authorized, issued and outstanding as of June 30, 2013 and December 31, 2012)	—	—
Treasury stock at cost	(1,347)	(381)
Additional paid-in capital	915,864	908,488
Retained earnings	60,344	61,478
Accumulated other comprehensive loss	(940)	(213)
Total Envision Healthcare Corporation equity	973,921	969,372
Noncontrolling interest	6,530	6,530
Total equity	980,451	975,902
Total liabilities and equity	$4,034,268	$4,029,340

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash Flows from Operating Activities
Net income	$16,563	$7,841	$19,679	$13,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,514	34,899	76,886	69,623
Gain on disposal of property, plant and equipment	(49)	(68)	(10)	(64)
Equity-based compensation expense	1,062	1,062	2,124	2,124
Excess tax benefits from equity-based compensation	(3,160)	—	(3,168)	—
Loss on early debt extinguishment	—	5,172	122	5,172
Equity in earnings of unconsolidated subsidiary	(87)	(105)	(162)	(214)
Dividends received	—	—	556	611
Noncontrolling interest in earnings	—	130	—	—
Deferred income taxes	2,897	107	2,157	207
Payment of dissenting shareholder settlement	(13,717)	—	(13,717)	—
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(15,170)	(7,482)	(56,521)	(42,829)
Parts and supplies inventory	(104)	437	(154)	388
Prepaids and other current assets	(6,940)	(6,809)	(9,488)	(6,537)
Accounts payable and accrued liabilities	(13,900)	(19,844)	(1,606)	26,205
Insurance accruals	766	(2,260)	(3,452)	(5,188)
Net cash provided by operating activities	6,675	13,080	13,246	63,131
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(15,705)	(12,475)	(26,198)	(25,185)
Proceeds from sale of property, plant and equipment	131	1,378	328	1,451
Acquisition of businesses, net of cash received	—	(300)	(1,423)	(1,300)
Net change in insurance collateral	(8,053)	53,847	(402)	108,374
Other investing activities	650	509	(52)	(2,296)
Net cash (used in) provided by investing activities	(22,977)	42,959	(27,747)	81,044
Cash Flows from Financing Activities
Envision Healthcare Corporation issuance of class A common stock	426	—	1,117	—
Borrowings under senior secured term loan facility	—	—	150,000	—
Repayments of senior secured term loan facility and other debt	(3,372)	—	(7,044)	—
Net borrowings (payments) under ABL credit facility	27,500	(168,825)	(97,500)	(172,474)
Debt issue costs	(596)	—	(5,007)	(95)
Repayment of equity	—	(130)	—	(130)
Excess tax benefits from equity-based compensation	3,160	—	3,168	—
Proceeds from noncontrolling interest	—	3,826	—	6,530
Dividend paid	(20,813)	—	(20,813)	—
Payment of dissenting shareholder settlement	(38,336)	—	(38,336)	—
Net change in bank overdrafts	5,234	3,927	8,117	12,169
Net cash used in financing activities	(26,797)	(161,202)	(6,298)	(154,000)
Change in cash and cash equivalents	(43,099)	(105,163)	(20,799)	(9,825)
Cash and cash equivalents, beginning of period	79,851	229,361	57,551	134,023
Cash and cash equivalents, end of period	$36,752	$124,198	$36,752	$124,198

The accompanying notes are an integral part of these financial statements.

ENVISION HEALTHCARE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.     General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Envision Healthcare Corporation (formerly known as Emergency Medical Services Corporation) (“EVHC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements.  In the opinion of management, the consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the periods presented.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.  For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On May 25, 2011, EVHC was acquired through a merger transaction (“Merger”) by investment funds (the “CD&R Affiliates”) sponsored by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”).  As a result of the Merger, EVHC became a wholly-owned subsidiary of Envision Healthcare Intermediate Corporation (formerly known as CDRT Acquisition Corporation), which is a wholly-owned subsidiary of Envision Healthcare Holdings, Inc. (formerly known as CDRT Holding Corporation) (“Holding”), and the Company’s stock ceased to be traded on the New York Stock Exchange. The Company applied purchase accounting to the opening balance sheet and results of operations on May 25, 2011.

In June 2013, Emergency Medical Services Corporation’s name was changed to Envision Healthcare Corporation and CDRT Holding Corporation’s name was changed to Envision Healthcare Holdings, Inc.

The Company’s business is conducted primarily through two operating subsidiaries, EmCare Holdings Inc. (“EmCare”), its facility-based physician services segment, and American Medical Response, Inc. (“AMR”), its medical transportation services segment.

2.              Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include all wholly-owned subsidiaries of EVHC, including EmCare and AMR and their respective subsidiaries, and affiliated physician groups. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.  Insurance collateral also includes a receivable from insurers of $1.3 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively, for liabilities in excess of our self-insured retention.

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

The Company’s most recent actuarial valuation was completed in June 2013. As a result of this and previous actuarial valuations, the Company recorded increases in its provisions for insurance liabilities of $0.8 million and decreases of $0.4 million during the three and six month periods ended June 30, 2013, respectively, compared to increases of $1.6 million and $1.2 million during the three and six month periods ended June 30, 2012, respectively, related to reserves for losses in prior years.

The long-term portion of insurance reserves was $190.2 million and $189.4 million as of June 30, 2013 and December 31, 2012, respectively.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The Company’s billing systems do not provide contractual allowances or uncompensated care reserves on outstanding patient accounts. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients and is not recorded on specific accounts due to the volume and variability of individual patient receivable collections. While the billing systems do not specifically record the allowance for doubtful accounts to individual accounts owed or specific payor classifications, the portion of the allowance for uncompensated care associated with fee for service charges as of December 31, 2012 was equal to approximately 97% and 93% of outstanding self-pay receivables for EmCare and AMR, respectively, consistent with the Company’s collection history. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered and to the contractual allowance when payment is received. The Company’s accounts receivable and allowances are as follows:

	June 30, 2013	December 31, 2012
Gross trade accounts receivable	$3,379,964	$3,085,758
Allowance for contractual discounts	1,754,079	1,619,488
Allowance for uncompensated care	949,087	841,754
Net trade accounts receivable	676,798	624,516
Other receivables, net	2,347	897
Net accounts receivable	$679,145	$625,413

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

The majority of the patients the Company treats are for the provision of emergency care in the pre-hospital and hospital settings. Due to federal government regulations governing the provision of such care, the Company is obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While the Company attempts to obtain all relevant billing information at the time the patient is within our care, there are numerous patient encounters where such information is not available. In such cases, the Company’s billing operations will initially classify these patients as self-pay, with the applicable estimated allowance for uncompensated care, while they pursue collection of the account. Over the course of the first 30 to 60 days after these self-pay patients have been treated, the billing staff may identify the appropriate insurance or other third-party payor and re-assign the account from a self-pay payor classification to the appropriate payor. Depending on the final payor determination, the allowances for uncompensated care and contractual discounts will be adjusted accordingly. For accounts that remain classified as self-pay, the billing protocols and systems will generate bills and notifications generally for 90 to 120 days. If no collection or additional information is received from the patient, the account is written-off and sent to a collection agency. The Company’s revenue recognition models, which are reviewed and updated on a monthly basis, consider these events in determining the collectability of accounts receivable.

Net revenue for the three and six month periods ended June 30, 2013 and 2012 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fee-for-service revenue, net of contractuals:
Medicare	$235,906	$189,490	$469,780	$382,200
Medicaid	51,849	47,217	103,063	93,327
Commercial insurance and managed care	568,527	515,529	1,128,718	1,017,628
Self-pay	689,035	563,251	1,318,292	1,091,796
Sub-total	1,545,317	1,315,487	3,019,853	2,584,951
Subsidies and fees	144,488	128,644	275,200	266,970
Revenue, net of contractuals	1,689,805	1,444,131	3,295,053	2,851,921
Provision for uncompensated care	(790,550)	(643,033)	(1,507,474)	(1,244,529)
Net revenue	$899,255	$801,098	$1,787,579	$1,607,392

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments were less than 0.5% of net revenue for each of the three and six month periods ended June 30, 2013 and 2012.

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

The following table summarizes the valuation of EVHC’s financial instruments by the above fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
Description	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Securities	$21,757	$512	$—	$22,269	$22,870	$788	$—	$23,658
Fuel hedge	$—	$273	$—	$273	$—	$631	$—	$631
Liabilities:
Contingent consideration	$—	$—	$9,401	$9,401	$—	$—	$4,401	$4,401
Interest rate swap	$—	$3,611	$—	$3,611	$—	$4,586	$—	$4,586

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

ASU 2013-2 requires the following:

•                  present separately for each component of other comprehensive income, current period reclassifications out of AOCI and other amounts of current-period other comprehensive income; and

•                  separately provide information about the effects on net income of significant amounts reclassified out of each component of AOCI if those amounts all are required to be reclassified to net income in their entirety in the same reporting period.

The Company adopted this new guidance effective January 1, 2013 by adding disclosure in Note 7, Changes in Accumulated Other Comprehensive Income by Component.

3.              Acquisitions

During the six months ended June 30, 2013, the Company made purchase price allocation adjustments related to the acquisitions of Guardian Healthcare Group, Inc. (“Guardian”), the management services companies of NightRays, P.A (“NightRays”), and Saint Vincent Anesthesia Medical Group, Inc./Golden State Anesthesia Consultants, Inc. These adjustments included reclassifications from goodwill to intangible assets of $8.7 million and $4.3 million for Guardian and NightRays, respectively, a deferred tax liability adjustment of $3.3 million and other adjustments to opening balances for assets and liabilities.

4.              Accrued Liabilities

Accrued liabilities were as follows at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Accrued wages and benefits	$139,436	$136,334
Accrued paid time-off	27,490	25,626
Current portion of self-insurance reserves	44,898	49,224
Accrued restructuring	7,024	12,318
Current portion of compliance and legal	7,453	3,711
Accrued billing and collection fees	4,209	4,945
Accrued incentive compensation	18,392	22,274
Accrued interest	10,794	7,889
Accrued income taxes	19,346	19,487
Shareholder settlement liabilities	—	41,826
Other	48,742	63,796
Total accrued liabilities	$327,784	$387,430

5.              Long-Term Debt

Long-term debt and capital leases consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Senior subordinated unsecured notes due 2019	$950,000	$950,000
Senior subordinated unsecured notes purchased by EVHC subsidiary	(15,000)	(15,000)
Senior secured term loan due 2018 (4.00% at June 30, 2013)	1,304,517	1,160,609
ABL facility	27,500	125,000
Notes due at various dates from 2013 to 2022 with interest rates from 6% to 10%	836	1,149
Capital lease obligations due at various dates from 2013 to 2018	405	447
	2,268,258	2,222,205
Less current portion	(12,279)	(12,282)
Total long-term debt	$2,255,979	$2,209,923

On February 7, 2013, EVHC entered into a First Amendment (the “Term Loan Amendment”) to the credit agreement dated as of May 25, 2011. Under the Term Loan Amendment, the Company incurred an additional $150.0 million in incremental borrowings under the seven-year senior secured term loan facility (the, “Term Loan Facility”), the proceeds of which were used to pay down the Company’s five-year senior secured asset-based loan facility (the “ABL Facility”). In addition, the rate at which the loans under the Term Loan Credit Agreement bear interest was amended to equal (i) the higher of (x) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“LIBOR”) and (y) 1.00%, plus, in each case, 3.00% (with a step-down to 2.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00), or (ii) the alternate base rate, which will be the highest of (w) the corporate base rate established by the administrative agent from time to time, (x) 0.50% in excess of the overnight federal funds rate, (y) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% and (z) 2.00%, plus, in each case, 2.00% (with a step-down to 1.75% in the event that the Company meets a consolidated first lien net leverage ratio of 2.50:1.00).  The Company wrote off $0.1 million of unamortized debt issuance costs as a result of this modification.

On February 27, 2013, EVHC entered into a First Amendment (the “ABL Amendment”) to the credit agreement governing the ABL Facility, under which EVHC increased its commitments under the ABL Facility to $450.0 million. In addition, the rate at which the loans under the ABL Credit Agreement bear interest was amended to equal (i) LIBOR plus, (x) 2.00% in the event that average daily excess availability is less than or equal to 33% of availability, (y) 1.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (z) 1.50% in the event that average daily excess availability is greater than 66% of availability, or (ii) the alternate base rate, which will be the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month LIBOR (adjusted for maximum reserves) plus 1.00% plus, in each case, (A) 1.00% in the event that average daily excess availability is less than or equal to 33% of availability, (B) 0.75% in the event that average daily excess availability is greater than 33% but less than or equal to 66% of availability and (C) 0.50% in the event that average daily excess availability is greater than 66% of availability.

The Company recorded $5.0 million of debt issuance expense related to these amendments.

During the second quarter of 2012, EVHC’s captive insurance subsidiary purchased and currently holds $15.0 million of our 8.125% senior subordinated unsecured notes due 2019 (the “Notes”) through an open market transaction.

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

At June 30, 2013, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $4.02 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 4.3 million gallons, which represents approximately 28.6% of the Company’s total estimated usage during the periods hedged, and are spread over periods from July 2013 through December 2014. As of June 30, 2013, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.3 million, compared to an asset of $0.6 million as of December 31, 2012. Settlement of hedge agreements are included in operating expenses and resulted in net receipts from the counterparty of $0.1 million and $0.3 million for each of the three and six month periods ended June 30, 2013, and $0.4 million and $0.8 million for each of the three and six month periods ended June 30, 2012.  Over the next 12 months, the Company expects to reclassify $0.2 million of deferred gain from AOCI as the related fuel hedge transactions mature.

In October 2011, the Company entered into interest rate swap agreements which mature on August 31, 2015.  The swap agreements are with major financial institutions and effectively convert a total of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%.  The Company will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income before applicable tax impacts, a liability associated with the fair value of the interest rate swap in the amount of $3.6 million as of June 30, 2013, compared to $4.6 million as of December 31, 2012.  Settlement of interest rate swap agreements are included in interest expense and resulted in net payments to the counterparties of $0.5 million and $1.0 million for each of the three and six month periods ended June 30, 2013. There were no payments made or received under these hedge agreements as of June 30, 2012. Over the next 12 months, the Company expects to reclassify $2.0 million of deferred loss from AOCI to interest expense as the related interest rate swap transactions mature.

7.              Changes in Accumulated Other Comprehensive Income by Component

The following table summarizes the changes in the Company’s AOCI by component for the six months ended June 30, 2013.  All amounts are after tax.

	Fuel hedge	Interest rate swap	Unrealized holding gains on available-for-sale securities	Total
Balance as of December 31, 2012	$1,057	$(2,861)	$1,591	$(213)
Other comprehensive income before reclassifications	(749)	(7)	(375)	(1,131)
Amounts reclassified from accumulated other comprehensive income	(138)	616	(74)	404
Net current-period other comprehensive income	(887)	609	(449)	(727)
Balance as of June 30, 2013	$170	$(2,252)	$1,142	$(940)

The following table shows the line item on the Statement of Operations affected by reclassifications out of AOCI.

	Amount reclassified from AOCI
	Quarter ended June 30,	Six months ended June 30,	Affected line item on the
Details about AOCI components	2013	2013	Statement of Operations
Gains and losses on cash flow hedges
Fuel hedge	$26	$221	Operating expenses
Interest rate swap	(496)	(987)	Interest expense
	(470)	(766)	Total before tax
	177	288	Tax benefit
	$(293)	$(478)	Net of tax

Unrealized holding gains on available-for-sale securities	$105	$118	Realized gain on investments
	105	118	Total before tax
	(39)	(44)	Tax expense
	$66	$74	Net of tax

8.              Restructuring Charges

The Company recorded a restructuring charge of $3.0 million and $3.7 million during the three and six months ended June 30, 2013, respectively, and $2.7 million and $8.7 million during the three and six months ended June 30, 2012, respectively, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions. Payments currently under this plan are expected to be complete by September 2013. The accrued restructuring liability as of June 30, 2013 of $7.0 million includes accruals on restructuring plans from prior years in addition to the 2012 plan outlined below.

	2012 Plan
	Lease & Other Contract Termination Costs	Severance	Total
Balance as of December 31, 2012	6,295	4,058	10,353
Incurred	1,885	1,789	3,674
Paid	(5,714)	(2,547)	(8,261)
Balance as of June 30, 2013	$2,466	3,300	$5,766

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

In December 2006, AMR received a subpoena from the DOJ.  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response.  On May 20, 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the Office of Inspector General of the Department of Health and Human Services (“OIG”) in connection with this matter. Under the terms of the settlement, AMR paid $2.7 million to the federal government. In connection with the settlement, the Company entered into a CIA with a five-year period beginning May 20, 2011. Pursuant to this CIA, the Company is required to maintain a compliance program, which includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for its billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. The Company entered into the settlement in order to avoid the uncertainties of litigation, and has not admitted any wrongdoing. In May 2013, a subsidiary of the Company entered into an agreement to divest substantially all the assets underlying AMR’s services in New York, although the obligations of the Company’s compliance program will remain in effect following the expected divestiture. In May 2013, a subsidiary of the Company entered into an agreement to divest substantially all the assets underlying AMR’s services in New York, although the obligations of the Company’s compliance program will remain in effect following the expected divestiture.  The divesture was completed on July 1, 2013.

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

Merion Capital, L.P. (“Merion”), a former stockholder of EVHC, filed an action in the Delaware Court of Chancery seeking to exercise its right to appraisal of its holdings in EVHC prior to the Merger. During the six months ended June 30, 2013, the Company expensed $8.4 million of legal settlement costs and $1.9 million of interest. On April 15, 2013, the Company paid $52.1 million in a settlement of Merion’s appraisal action, in which Merion agreed to release its claims against the Company. $13.7 million of this payment is included in cash flows from operations and $38.3 million is included in cash flows from financing activities on the statements of cash flows for the three and six months ended June 30, 2013.

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

10.       Equity Based Compensation

Holding established a stock compensation plan after the Merger whereby certain members of management, officers and directors were awarded stock options in Holding. These options have a $34.31 strike price, which was reduced from the original strike price of $64.00 in connection with a dividend paid by Holding in October 2012. They vest ratably through December 2015 and have a maximum term of 10 years. A compensation charge of $1.1 million and $2.1 million was recorded for shares vested during the three and six months ended June 30, 2013, respectively, and $1.1 million and $2.1 million was recorded for the three and six months ended June 30, 2012, respectively.

Our external directors have elected to receive part of their director fees in the form of restricted stock units (“RSUs”). As of June 30, 2013, the Company had granted 3,945 RSUs based on a market price of $64.00 per share, 789 RSUs based on a market price of $80.00 per share, 2,694 RSUs based on a market price of $50.31 per share and 991 RSUs based on a market price of $73.00 per share as annual director fees. The RSUs are fully vested when granted.

11.       Related Party Transactions

The Company and Holding are party to a consulting agreement with CD&R (the “Consulting Agreement”), pursuant to which CD&R provides Holding and its subsidiaries, including the Company, with financial, investment banking, management, advisory and other services in exchange for an annual fee of $5.0 million. For each of the three and six months ended June 30, 2013 and 2012, the Company expensed $1.3 million and $2.5 million, respectively, in respect of this fee.

On April 1, 2013, EVHC declared and paid a dividend to Envision Healthcare Intermediate Corporation which in turn paid a dividend to Holding in the amount of $20.8 million.  These funds were used by Holding to pay interest due on Holding’s $450 million 9.250%/10.000% Senior PIK Toggle Notes  due 2017 (the “Holding PIK Notes”).

12.       Variable Interest Entities

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

The following is a summary of the HCA-EmCare JV assets and liabilities as of June 30, 2013 and December 31, 2012, which are included in the consolidated financial statements.

	June 30,	December 31,
	2013	2012
Current assets	$45,758,913	$33,141,502
Current liabilities	27,461,482	20,081,084

13.       Segment Information

The Company is organized around two separately managed business units: outsourced facility-based physician services and medical transportation services, which have been identified as operating segments. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments (“ED”) and urgent care centers, as well as for hospitalist/inpatient, radiology, tele-radiology, anesthesiology and surgery services. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

Net income attributable to EVHC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income (expense), loss on early debt extinguishment, realized gain (loss) on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net income attributable to noncontrolling interest (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The Company modified the definition of Adjusted EBITDA following the Merger. The accounting policies for reported segments are the same as for the Company as a whole.

The following tables present the Company’s operating segment results for the three and six months ended June 30, 2013 and 2012:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Facility-Based Physician Services
Net revenue	$569,117	$468,852	$1,124,053	$917,856
Segment Adjusted EBITDA	70,575	63,767	136,735	120,481
Medical Transportation Services
Net revenue	330,138	332,246	663,526	689,536
Segment Adjusted EBITDA	35,381	32,565	70,220	67,415
Total
Total net revenue	899,255	801,098	1,787,579	1,607,392
Total Adjusted EBITDA	105,956	96,332	206,955	187,896
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$105,956	$96,332	$206,955	$187,896
Depreciation and amortization expense	(34,622)	(30,762)	(69,377)	(61,252)
Restructuring charges	(3,032)	(2,744)	(3,669)	(8,723)
Equity-based compensation expense	(1,062)	(1,062)	(2,124)	(2,124)
Related party management fees	(1,250)	(1,250)	(2,500)	(2,500)
Interest expense	(38,538)	(41,514)	(78,828)	(84,966)
Realized gain on investments	105	63	118	361
Interest and other (expense) income	(249)	241	(12,970)	403
Loss on early debt extinguishment	—	(5,172)	(122)	(5,172)
Income tax expense	(10,832)	(6,266)	(17,966)	(10,504)
Equity in earnings of unconsolidated subsidiary	87	105	162	214
Net income attributable to noncontrolling interest	—	(130)	—	—
Net income attributable to EVHC	$16,563	$7,841	$19,679	$13,633

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$105,956	$96,332	$206,955	$187,896
Related party management fees	(1,250)	(1,250)	(2,500)	(2,500)
Restructuring charges	(3,032)	(2,744)	(3,669)	(8,723)
Interest expense (less deferred loan fee amortization)	(34,705)	(37,380)	(71,341)	(76,595)
Payment of dissenting shareholder settlement	(13,717)	—	(13,717)	—
Change in accounts receivable	(15,170)	(7,482)	(56,521)	(42,829)
Change in other operating assets/liabilities	(20,178)	(28,476)	(14,700)	14,868
Excess tax benefits from equity-based compensation	(3,160)	—	(3,168)	—
Interest and other income (expense)	(249)	241	(12,970)	403
Income tax expense, net of change in deferred taxes	(7,935)	(6,159)	(15,809)	(10,297)
Other	115	(2)	686	908
Cash flows provided by operating activities	$6,675	$13,080	$13,246	$63,131

14.                 Guarantors of Debt

EVHC is the issuer of the senior unsecured notes and the borrower under the Credit Facilities. The senior unsecured notes and the Credit Facilities are guaranteed by each of EVHC’s domestic subsidiaries, except for any subsidiaries subject to regulation as an insurance company, including EVHC’s captive insurance subsidiary. All of the operating income and cash flow of EVHC is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior unsecured notes and the Credit Facilities are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EVHC and all of its subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of EVHC and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of EVHC or the subsidiary guarantors.

EVHC’s payment obligations under the senior unsecured notes are jointly and severally guaranteed on a senior unsecured basis by the guarantors. Each of the guarantors is wholly owned, directly or indirectly, by EVHC, and all guarantees are full and unconditional. A guarantor will be released from its obligations under its guarantee under certain customary circumstances, including (i) the sale or disposition of the guarantor, (ii) the release of the guarantor from all of its obligations under all guarantees related to any indebtedness of EVHC, (iii) the merger or consolidation of the guarantor as specified in the indenture governing the senior unsecured notes, (iv) the guarantor becomes an unrestricted subsidiary, (v) the defeasance of EVHC’s obligations under the indenture governing the senior unsecured notes or (vi) the payment in full of the principal amount of the senior unsecured notes.

The condensed consolidating financial statements for EVHC, the guarantors and the non-guarantors are as follows:

Consolidating Statements of Operations

	For the three months ended June 30, 2013
		Subsidiary	Subsidiary	Eliminations/
	EVHC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$898,754	$19,210	$(18,709)	$899,255
Compensation and benefits	—	643,779	181	—	643,960
Operating expenses	—	102,282	6	—	102,288
Insurance expense	—	23,873	20,676	(18,709)	25,840
Selling, general and administrative expenses	—	23,768	21	—	23,789
Depreciation and amortization expense	—	34,617	5	—	34,622
Restructuring charges	—	3,032	—	—	3,032
Income from operations	—	67,403	(1,679)	—	65,724
Interest (loss) income from restricted assets	—	(1,512)	1,778	—	266
Interest expense	—	(38,538)	—	—	(38,538)
Realized (loss) gain on investments	—	(76)	181	—	105
Interest and other expense	—	(206)	(43)	—	(249)
Income before taxes and equity in earnings of unconsolidated subsidiary	—	27,071	237	—	27,308
Income tax expense	—	(10,824)	(8)	—	(10,832)
Income before equity in earnings of unconsolidated subsidiary	—	16,247	229	—	16,476
Equity in earnings of unconsolidated subsidiary	16,563	—	87	(16,563)	87
Net income (loss) attributable to EVHC	$16,563	$16,247	$316	$(16,563)	$16,563

	For the three months ended June 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	EVHC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$800,639	$18,650	$(18,191)	$801,098
Compensation and benefits	—	562,685	153	—	562,838
Operating expenses	—	96,803	4	—	96,807
Insurance expense	—	24,716	21,030	(18,191)	27,555
Selling, general and administrative expenses	—	20,150	(14)	—	20,136
Depreciation and amortization expense	—	30,762	—	—	30,762
Restructuring charges	—	2,744	—	—	2,744
Income from operations	—	62,779	(2,523)	—	60,256
Interest income from restricted assets	—	(1,335)	1,593	—	258
Interest expense	—	(41,514)	—	—	(41,514)
Realized (loss) gain on investments	—	(1,171)	1,234	—	63
Interest and other income	—	174	67	—	241
Loss on early debt extinguishment	—	(5,172)	—	—	(5,172)
Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	13,761	371	—	14,132
Income tax expense	—	(6,259)	(7)	—	(6,266)
Income before equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	7,502	364	—	7,866
Equity in earnings of unconsolidated subsidiary	7,841	—	105	(7,841)	105
Net income attributable to noncontrolling interest	—	(130)	—	—	(130)
Net income attributable to EVHC	$7,841	$7,372	$469	$(7,841)	$7,841

	For the six months ended June 30, 2013
		Subsidiary	Subsidiary	Eliminations/
	EVHC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$1,786,600	$37,609	$(36,630)	$1,787,579
Compensation and benefits	—	1,285,404	345	—	1,285,749
Operating expenses	—	202,659	12	—	202,671
Insurance expense	—	47,782	40,521	(36,630)	51,673
Selling, general and administrative expenses	—	45,762	25	—	45,787
Depreciation and amortization expense	—	69,367	10	—	69,377
Restructuring charges	—	3,669	—	—	3,669
Income from operations	—	131,957	(3,304)	—	128,653
Interest (loss) income from restricted assets	—	(3,004)	3,636	—	632
Interest expense	—	(78,828)	—	—	(78,828)
Realized (loss) gain on investments	—	(121)	239	—	118
Interest and other expense	—	(12,907)	(63)	—	(12,970)
Loss on early debt extinguishment	—	(122)	—	—	(122)
Income before taxes and equity in earnings of unconsolidated subsidiary	—	36,975	508	—	37,483
Income tax expense	—	(17,954)	(12)	—	(17,966)
Income before equity in earnings of unconsolidated subsidiary	—	19,021	496	—	19,517
Equity in earnings of unconsolidated subsidiary	19,679	—	162	(19,679)	162
Net income (loss) attributable to EVHC	$19,679	$19,021	$658	$(19,679)	$19,679

	For the six months ended June 30, 2012
		Subsidiary	Subsidiary	Eliminations/
	EVHC	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$1,606,483	$37,942	$(37,033)	$1,607,392
Compensation and benefits	—	1,128,411	292	—	1,128,703
Operating expenses	—	204,382	6	—	204,388
Insurance expense	—	49,248	40,230	(37,033)	52,445
Selling, general and administrative expenses	—	39,121	8	—	39,129
Depreciation and amortization expense	—	61,252	—	—	61,252
Restructuring charges	—	8,723	—	—	8,723
Income from operations	—	115,346	(2,594)	—	112,752
Interest income from restricted assets	—	(1,091)	1,636	—	545
Interest expense	—	(84,966)	—	—	(84,966)
Realized (loss) gain on investments	—	(1,175)	1,536	—	361
Interest and other income (expense)	—	490	(87)	—	403
Loss on early debt extinguishment	—	(5,172)	—	—	(5,172)
Income before taxes, equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	23,432	491	—	23,923
Income tax expense	—	(10,494)	(10)	—	(10,504)
Income before equity in earnings of unconsolidated subsidiary and noncontrolling interest	—	12,938	481	—	13,419
Equity in earnings of unconsolidated subsidiary	13,633	—	214	(13,633)	214
Net income (loss) attributable to EVHC	$13,633	$12,938	$695	$(13,633)	$13,633

Consolidating Balance Sheet

As of June 30, 2013

		Subsidiary	Subsidiary	Eliminations/
	EVHC	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$(988)	$52,740	$(15,000)	$36,752
Insurance collateral	—	9,046	95,740	(71,856)	32,930
Trade and other accounts receivable, net	—	677,548	4,803	(3,206)	679,145
Parts and supplies inventory	—	22,186	18	—	22,204
Prepaids and other current assets	2,075	30,044	682	—	32,801
Current deferred tax assets	—	—	3,515	(3,515)	—
Current assets	2,075	737,836	157,498	(93,577)	803,832
Non-current assets:
Property, plant, and equipment, net	—	186,375	—	—	186,375
Intercompany receivable	2,263,114	—	5,863	(2,268,977)	—
Intangible assets, net	—	539,387	—	—	539,387
Non-current deferred tax assets	—	—	1,369	(1,369)	—
Insurance collateral	—	60,008	13,193	(60,008)	13,193
Goodwill	—	2,415,625	—	(2,981)	2,412,644
Other long-term assets	70,280	—	1,184	7,373	78,837
Investment and advances in subsidiaries	934,049	3,727	—	(937,776)	—
Assets	$3,269,518	$3,942,958	$179,107	$(3,357,315)	$4,034,268
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$63,067	$137	$—	$63,204
Accrued liabilities	13,580	303,407	14,489	(3,692)	327,784
Current deferred tax liabilities	—	31,678	—	(3,515)	28,163
Current portion of long-term debt	11,871	408	—	—	12,279
Current liabilities	25,451	398,560	14,626	(7,207)	431,430
Long-term debt	2,270,146	833	—	(15,000)	2,255,979
Long-term deferred tax liabilities	—	160,214	—	(3,364)	156,850
Insurance reserves and other long-term liabilities	—	173,795	160,754	(124,991)	209,558
Intercompany payable	—	2,268,977	—	(2,268,977)	—
Liabilities	2,295,597	3,002,379	175,380	(2,419,539)	3,053,817
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(1,347)	—	—	—	(1,347)
Additional paid-in capital	915,864	878,342	—	(878,342)	915,864
Retained earnings	60,344	58,072	2,272	(60,344)	60,344
Accumulated other comprehensive loss	(940)	(2,365)	1,425	940	(940)
Total EVHC equity	973,921	934,049	3,727	(937,776)	973,921
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	973,921	940,579	3,727	(937,776)	980,451
Liabilities and Equity	$3,269,518	$3,942,958	$179,107	$(3,357,315)	$4,034,268

Consolidating Balance Sheet

As of December 31, 2012

	EVHC	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$6,924	$65,627	$(15,000)	$57,551
Insurance collateral	—	6,626	35,975	(18,120)	24,481
Trade and other accounts receivable, net	—	623,651	3,738	(1,976)	625,413
Parts and supplies inventory	—	22,041	9	—	22,050
Prepaids and other current assets	—	23,679	297	(462)	23,514
Current deferred tax assets	—	—	3,447	(3,447)	—
Current assets	—	682,921	109,093	(39,005)	753,009
Non-current assets:
Property, plant, and equipment, net	—	191,864	—	—	191,864
Intercompany receivable	2,237,508	—	11,596	(2,249,104)	—
Intangible assets, net	—	564,218	—	—	564,218
Non-current deferred tax assets	—	—	1,097	(1,097)	—
Insurance collateral	—	65,762	5,491	(50,493)	20,760
Goodwill	—	2,416,613	—	(2,981)	2,413,632
Other long-term assets	84,538	—	1,580	(261)	85,857
Investment and advances in subsidiaries	930,119	3,001	—	(933,120)	—
Assets	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$53,505	$287	—	$53,792
Accrued liabilities	47,184	328,153	15,782	(3,689)	387,430
Current deferred tax liabilities	—	27,015	—	(3,447)	23,568
Current portion of long-term debt	11,871	411	—	—	12,282
Current liabilities	59,055	409,084	16,069	(7,136)	477,072
Long-term debt	2,223,738	1,185	—	(15,000)	2,209,923
Long-term deferred tax liabilities	—	159,942	—	(3,092)	156,850
Insurance reserves and other long-term liabilities	—	168,415	109,787	(68,609)	209,593
Intercompany payable	—	2,249,104	—	(2,249,104)	—
Liabilities	2,282,793	2,987,730	125,856	(2,342,941)	3,053,438
Equity:
Common stock	—	—	30	(30)	—
Treasury stock	(381)	—	—	—	(381)
Additional paid-in capital	908,488	871,306	—	(871,306)	908,488
Retained earnings	61,478	59,206	2,272	(61,478)	61,478
Accumulated other comprehensive loss	(213)	(393)	699	(306)	(213)
Total EVHC equity	969,372	930,119	3,001	(933,120)	969,372
Noncontrolling interest	—	6,530	—	—	6,530
Total equity	969,372	936,649	3,001	(933,120)	975,902
Liabilities and Equity	$3,252,165	$3,924,379	$128,857	$(3,276,061)	$4,029,340

Condensed Consolidating Statements of Cash Flows

	For the six months ended June 30, 2013
		Subsidiary	Subsidiary
	EVHC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$31,033	$(17,787)	$13,246
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(26,198)	—	(26,198)
Proceeds from sale of property, plant and equipment	—	328	—	328
Acquisition of businesses, net of cash received	—	(1,423)	—	(1,423)
Net change in insurance collateral	—	(4,412)	4,010	(402)
Other investing activities	—	(52)	—	(52)
Net cash (used in) provided by investing activities	—	(31,757)	4,010	(27,747)
Cash Flows from Financing Activities
EVHC issuance of class A common stock	1,117	—	—	1,117
Borrowings under senior secured term loan facility	150,000	—	—	150,000
Repayments of senior secured term loan facility and other debt	(7,044)			(7,044)
Net payments under ABL credit facility	(97,500)	—	—	(97,500)
Debt issue costs	(5,007)	—	—	(5,007)
Excess tax benefits from stock-based compensation	—	3,168	—	3,168
Dividend paid	—	(20,813)	—	(20,813)
Payment of dissenting shareholder settlement	—	(38,336)	—	(38,336)
Net change in bank overdrafts	—	8,117	—	8,117
Net intercompany borrowings (payments)	(41,566)	40,675	891	—
Net cash (used in) provided by financing activities	—	(7,189)	891	(6,298)
Change in cash and cash equivalents	—	(7,913)	(12,886)	(20,799)
Cash and cash equivalents, beginning of period	—	6,925	50,626	57,551
Cash and cash equivalents, end of period	$—	$(988)	$37,740	$36,752

	For the six months ended June 30, 2012
		Subsidiary	Subsidiary
	EVHC	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$150,816	$(87,685)	$63,131
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	(25,185)	—	(25,185)
Proceeds from sale of property, plant and equipment	—	1,451	—	1,451
Acquisition of businesses, net of cash received	—	(1,300)	—	(1,300)
Net change in insurance collateral	—	(44,766)	153,140	108,374
Other investing activities	—	(2,296)	—	(2,296)
Net cash (used in) provided by investing activities	—	(72,096)	153,140	81,044
Cash Flows from Financing Activities
Repayments of debt and capital lease obligations	(172,474)	—	—	(172,474)
Debt issue costs	(95)	—	—	(95)
Repayment of equity	(130)	—	—	(130)
Proceeds from noncontrolling interest	—	6,530	—	6,530
Net change in bank overdrafts	—	12,169	—	12,169
Net intercompany borrowings (payments)	172,699	(160,578)	(12,121)	—
Net cash used in financing activities	—	(141,879)	(12,121)	(154,000)
Change in cash and cash equivalents	—	(63,159)	53,334	(9,825)
Cash and cash equivalents, beginning of period	—	104,657	29,366	134,023
Cash and cash equivalents, end of period	$—	$41,498	$82,700	$124,198

15.         Subsequent Events

The Company’s management has evaluated events subsequent to June 30, 2013 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures.  Below is a description of events for which disclosure was deemed necessary.

On June 13, 2013, Holding filed a Registration Statement on Form S-1 with the SEC for an initial public offering (“IPO”) of its shares of common stock.  Holding intends to use the net proceeds to repay debt, including to redeem the PIK Notes.  The Company expects that Holding will pay CD&R out of the IPO net proceeds a fee of $20 million to terminate the Consulting Agreement in connection with the consummation of the IPO. There can be no assurance that the IPO or any related transactions will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”), and EVHC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EVHC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in Part II, Item 1A. Risk Factors in this Quarterly Report on form 10-Q. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: decreases in our revenue and profit margin under our fee-for-service contracts due to changes in volume, payor mix and third party reimbursement rates, including from political discord in the federal budgeting process; the loss of existing contracts; failure to accurately assess costs under new contracts; difficulties in our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; failure to implement some or all of our business strategies, including our efforts to grow our Evolution Health business and cross-sell our services; lawsuits for which we are not fully reserved; the adequacy of our insurance coverage and insurance reserves; our ability to successfully integrate strategic acquisitions; the high level of competition in the markets we serve; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; our ability to maintain or implement complex information systems; disruptions in disaster recovery systems or management continuity planning; our ability to adequately protect our intellectual property and other proprietary rights or to defend against intellectual property infringement claims; challenges by tax authorities on our treatment of certain physicians as independent contractors; the impact of labor union representation; the impact of fluctuations in results due to our national contract with the Federal Emergency Management Agency (“FEMA”); potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry, including changes due to healthcare reform; our ability to timely enroll our providers in the Medicare program; our ability to restructure our operations to comply with future changes in government regulation; the outcome of government investigations of certain of our business practices; our ability to comply with the terms of our settlement agreements with the government; our ability to generate cash flow to service our substantial debt obligations; the significant influence of the CD&R Affiliates over us; the factors discussed in “Risk Factors”; and risks related to other factors discussed in the Quarterly Report on Form 10-Q.

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

All references to “we”, “our”, “us”, or “EVHC”, refer to Envision Healthcare Corporation and its subsidiaries. Our business is conducted primarily through two operating subsidiaries, EmCare and AMR.

This Quarterly Report on Form 10-Q should be read in conjunction with EVHC’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 12, 2013.

Healthcare Reform

As currently enacted, the Patient Protection and Affordable Care Act (the “PPACA”), changes how health care services are delivered and reimbursed, and increases access to health insurance benefits to the uninsured and underinsured population in the United States. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed the Department of Health and Human Services (“HHS”) to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion. While the PPACA will increase the likelihood that more people in the U.S. will have access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

Company Overview

In June 2013, Emergency Medical Services Corporation’s name was changed to Envision Healthcare Corporation and CDRT Holding Corporation’s name was changed to Envision Healthcare Holdings, Inc.

We are a leading provider of physician-led, outsourced medical services in the United States with more than 20,000 affiliated clinicians. We market our services on a stand-alone, multi-service and integrated basis, primarily under our EmCare and AMR brands. EmCare is a leading provider of integrated facility-based physician services, including emergency, anesthesiology, hospitalist/ inpatient care, radiology, tele-radiology and surgery. EmCare also offers physician-led care management solutions outside the hospital. AMR is a leading provider and manager of community-based medical transportation services, including emergency ‘‘911’’, non-emergency, managed transportation, fixed-wing ambulance and disaster response.

On May 25, 2011, the Company merged with affiliates of CD&R, and became a wholly-owned subsidiary of Envision Healthcare Intermediate Corporation, in turn a wholly-owned subsidiary of Holding.

EVHC applied business combination accounting to the opening balance sheet and results of operations on May 25, 2011 as the Merger occurred at the close of business on May 24, 2011. Initial adjustments to allocate the acquisition consideration to fixed assets and identifiable intangible assets were recorded in the third and fourth quarters of 2011 based on a valuation report from a third-party valuation firm. The Company finalized its business combination accounting during the first quarter of 2012 with adjustments related to goodwill allocations between segments.

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

The following table summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and six months ended June 30, 2013 and 2012. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.  As illustrated below, commercial insurance and managed care has consistently represented our largest payor group based on net revenue.  Separately, given the emergency nature of many of our services, self-pay (primarily uninsured patients) has represented approximately 17%-20% of our total patient volume, but only 4%-5% of our total cash collections.  EmCare’s ED volume is 20% self-pay and AMR’s ambulance volume is 19% self-pay.  The decrease in self-pay as a percentage of total revenue is due to additional EmCare service lines with lower self-pay, including our Evolution Health business.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended June 30,		Six months ended June 30,		Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Medicare	22.6%	20.5%	23.1%	20.7%	26.2%	25.8%	26.3%	26.0%
Medicaid	5.0	5.0	5.1	5.0	10.5	11.0	10.4	11.0
Commercial insurance and managed care	52.0	53.0	52.0	52.2	46.1	45.0	46.1	45.0
Self-pay	4.4	5.0	4.4	5.0	17.2	18.2	17.2	18.0
Fees/other	5.5	6.2	5.4	6.9	—	—	—	—
Subsidies	10.5	10.3	10.0	10.2	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2013, approximately 73% was derived from our hospital contracts for ED staffing, 11% from contracts related to anesthesiology services, 5% from our hospitalist/inpatient services, 5% from our post-acute care services, 3% from our radiology/tele-radiology services, 1% from our surgery services, and 2% from other hospital management services. Approximately 84% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 16% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

•                        Patient encounters. We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate patient encounters into four main categories — ED visits, hospitalist encounters, radiology reads, and anesthesiology cases — due to the differences in reimbursement rates for and associated costs of providing the various services. As a result of these differences, in certain analyses we weight our patient encounter numbers according to category in an effort to better measure net revenue and costs.  In calculating “weighted patient encounters”, each radiology read and anesthesiology case is not counted as a full patient encounter as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

•                        Number of contracts. This reflects the number of contractual relationships we have for outsourced ED staffing, anesthesiology, hospitalist/inpatient, radiology, tele-radiology, surgery and other hospital management services. We analyze the change in our number of contracts from period to period based on ‘‘net new contracts’’, which is the difference between total new contracts and contracts that have terminated.

•                        Revenue per patient encounter. This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

The change from period to period in the number of patient encounters under our ‘‘same store’’ contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include:

(i) the timing, location and severity of influenza, allergens and other annually recurring viruses and

(ii) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include:

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

•                        Professional liability costs. These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third party, as well as actual direct costs, including investigation and defense costs, claims payments, and other costs related to provider professional liability.

EmCare’s business is not as capital intensive as AMR’s and EmCare’s depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

AMR

Approximately 88% of AMR’s net revenue for the six months ended June 30, 2013 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include:

•                        Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories — ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports — due to the differences in reimbursement rates for and associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs.  In calculating “weighted transports”, each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

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

The change from period to period in the number of transports and net revenue per transport is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, (ii) severe weather that affects a region’s health status and/or infrastructure and (iii) community-specific demographic changes.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include:

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

AMR’s business requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, medical equipment, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Factors Affecting Operating Results

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal (“RFP”) and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

Inflation and Fuel Costs

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 13.0% and 13.2% of AMR’s operating expenses for the three months ended June 30, 2013 and 2012, respectively, and 13.1% and 12.2% for the six months ended June 30, 2013 and 2012, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Medicare Fee Schedule Changes

Medicare law requires the Centers for Medicare and Medicaid Services (“CMS”) to adjust the Medicare Physician Fee Schedule (“Physician Fee Schedule”) payment rates annually based on a formula which includes an application of the Sustainable Growth Rate (SGR) that was adopted in the Balanced Budget Act of 1997 (“BBA”). This formula has yielded negative updates every year beginning in 2002, although CMS was able to take administrative steps to avoid a reduction in 2003 and Congress took a series of legislative actions to prevent reductions each year from 2004 through 2012. Absent further legislative action by Congress, the reduced MPFS would go into effect on January 1, 2014.

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

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2012 and incorporated by reference herein. As of June 30, 2013, there were no significant changes in our critical accounting policies or estimation procedures.

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

The majority of the patients we treat are for the provision of emergency care in the pre-hospital and hospital settings. Due to federal government regulations governing the provision of such care, we are obligated to provide emergency care regardless of the patient’s ability to pay or whether or not the patient has insurance or other third-party coverage for the costs of the services rendered. While we attempt to obtain all relevant billing information at the time the patient is within our care, there are numerous patient encounters where such information is not available. In such cases, our billing operations will initially classify these patients as self-pay, with the applicable estimated allowance for uncompensated care, while they pursue collection of the account. Over the course of the first 30 to 60 days after we have treated these self-pay patients, our billing staff may identify the appropriate insurance or other third-party payor and re-assign the account from a self-pay payor classification to the appropriate payor. Depending on the final payor determination, the allowances for uncompensated care and contractual discounts will be adjusted accordingly. For accounts that remain classified as self-pay, our billing protocols and systems will generate bills and notifications generally for 90 to 120 days. If no collection or additional information is received from the patient, the account is written-off and sent to a collection agency. Our revenue recognition models, which are reviewed and updated on a monthly basis, consider these events in determining the collectability of our accounts receivable.

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

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 0.5% of net revenue during each of the three and six month periods ending June 30, 2013 and 2012.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary significantly from the amounts reported.

Results of Operations

Quarter and Six Months Ended June 30, 2013 Compared to the Quarter and Six Months Ended June 30, 2012

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 for EVHC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income attributable to EVHC before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income (expense), loss on early debt extinguishment, realized gain on investments, interest expense, equity-based compensation, related party management fees, restructuring charges, depreciation and amortization expense, and net income attributable to noncontrolling interest. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EVHC

	Quarter ended June 30,				Six months ended June 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$899,255	100.0%	$801,098	100.0%	$1,787,579	100.0%	$1,607,392	100.0%
Compensation and benefits	643,960	71.6	562,838	70.3	1,285,749	71.9	1,128,703	70.2
Operating expenses	102,288	11.4	96,807	12.1	202,671	11.3	204,388	12.7
Insurance expense	25,840	2.9	27,555	3.4	51,673	2.9	52,445	3.3
Selling, general and administrative expenses	23,789	2.6	20,136	2.5	45,787	2.6	39,129	2.4
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)	(2,124)	(0.1)	(2,124)	(0.1)
Related party management fees	(1,250)	(0.1)	(1,250)	(0.2)	(2,500)	(0.1)	(2,500)	(0.2)
Interest income from restricted assets	(266)	(0.0)	(258)	(0.0)	(632)	(0.0)	(545)	(0.0)
Adjusted EBITDA	$105,956	11.8%	$96,332	12.0%	$206,955	11.6%	$187,896	11.7%
Equity-based compensation expense	(1,062)	(0.1)	(1,062)	(0.1)	(2,124)	(0.1)	(2,124)	(0.1)
Related party management fees	(1,250)	(0.1)	(1,250)	(0.2)	(2,500)	(0.1)	(2,500)	(0.2)
Depreciation and amortization expense	(34,622)	(3.9)	(30,762)	(3.8)	(69,377)	(3.9)	(61,252)	(3.8)
Restructuring charges	(3,032)	(0.3)	(2,744)	(0.3)	(3,669)	(0.2)	(8,723)	(0.5)
Interest expense	(38,538)	(4.3)	(41,514)	(5.2)	(78,828)	(4.4)	(84,966)	(5.3)
Realized gain on investments	105	0.0	63	0.0	118	0.0	361	0.0
Interest and other income (expense)	(249)	0.0	241	0.0	(12,970)	(0.7)	403	0.0
Loss on early debt extinguishment	—	0.0	(5,172)	(0.6)	(122)	(0.0)	(5,172)	(0.3)
Income tax expense	(10,832)	(1.2)	(6,266)	(0.8)	(17,966)	(1.0)	(10,504)	(0.7)
Equity in earnings of unconsolidated subsidiary	87	0.0	105	0.0	162	0.0	214	0.0
Net income attributable to noncontrolling interest	—	0.0	(130)	(0.0)	—	0.0	—	—
Net income attributable to EVHC	$16,563	1.8%	$7,841	1.0%	$19,679	1.1%	$13,633	0.8%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	For the quarter ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA	$105,956	$96,332	$206,955	$187,896
Related party management fees	(1,250)	(1,250)	(2,500)	(2,500)
Restructuring charges	(3,032)	(2,744)	(3,669)	(8,723)
Interest expense (less deferred loan fee amortization)	(34,705)	(37,380)	(71,341)	(76,595)
Payment of dissenting shareholder settlement	(13,717)	—	(13,717)	—
Change in accounts receivable	(15,170)	(7,482)	(56,521)	(42,829)
Change in other operating assets/liabilities	(20,178)	(28,476)	(14,700)	14,868
Excess tax benefits from stock-based compensation	(3,160)	—	(3,168)	—
Interest and other income (expense)	(249)	241	(12,970)	403
Income tax expense, net of change in deferred taxes	(7,935)	(6,159)	(15,809)	(10,297)
Other	115	(2)	686	908
Cash flows provided by operating activities	$6,675	$13,080	$13,246	$63,131

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EmCare

	Quarter ended June 30,				Six months ended June 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$569,117	100.0%	$468,852	100.0%	$1,124,053	100.0%	$917,856	100.0%
Compensation and benefits	447,407	78.6	363,009	77.4	886,791	78.9	716,875	78.1
Operating expenses	22,915	4.0	18,483	3.9	45,898	4.1	35,816	3.9
Insurance expense	17,069	3.0	15,063	3.2	33,989	3.0	28,642	3.1
Selling, general and administrative expenses	12,300	2.2	9,662	2.1	23,038	2.0	18,319	2.0
Interest income from restricted assets	(155)	(0.0)	(99)	(0.0)	(410)	(0.0)	(227)	(0.0)
Equity-based compensation expense	(456)	(0.1)	(475)	(0.1)	(913)	(0.1)	(942)	(0.1)
Related party management fees	(538)	(0.1)	(558)	(0.1)	(1,075)	(0.1)	(1,108)	(0.1)
Adjusted EBITDA	$70,575	12.4%	$63,767	13.6%	$136,735	12.2%	$120,481	13.1%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	70,575	12.4	63,767	13.6	136,735	12.2	120,481	13.1
Depreciation and amortization expenses	(16,218)	(2.8)	(14,158)	(3.0)	(32,989)	(2.9)	(27,920)	(3.0)
Restructuring charges	(4)	(0.0)	(8)	(0.0)	(252)	(0.0)	(8)	(0.0)
Interest income from restricted assets	(155)	(0.0)	(99)	(0.0)	(410)	(0.0)	(227)	(0.0)
Equity-based compensation expense	(456)	(0.1)	(475)	(0.1)	(913)	(0.1)	(942)	(0.1)
Related party management fees	(538)	(0.1)	(558)	(0.1)	(1,075)	(0.1)	(1,108)	(0.1)
Income from operations	$53,204	9.3%	$48,469	10.3%	$101,096	9.0%	$90,276	9.8%

AMR

	Quarter ended June 30,				Six months ended June 30,
	2013	% of net revenue	2012	% of net revenue	2013	% of net revenue	2012	% of net revenue
Net revenue	$330,138	100.0%	$332,246	100.0%	$663,526	100.0%	$689,536	100.0%
Compensation and benefits	196,553	59.5	199,829	60.1	398,958	60.1	411,828	59.7
Operating expenses	79,373	24.0	78,324	23.6	156,773	23.6	168,572	24.4
Insurance expense	8,771	2.7	12,492	3.8	17,684	2.7	23,803	3.5
Selling, general and administrative expenses	11,489	3.5	10,474	3.2	22,749	3.4	20,810	3.0
Interest income from restricted assets	(111)	0.0	(159)	(0.0)	(222)	(0.0)	(318)	(0.0)
Equity-based compensation expense	(606)	(0.2)	(587)	(0.2)	(1,211)	(0.2)	(1,182)	(0.2)
Related party management fees	(712)	(0.2)	(692)	(0.2)	(1,425)	(0.2)	(1,392)	(0.2)
Adjusted EBITDA	$35,381	10.7%	$32,565	9.8%	$70,220	10.6%	$67,415	9.8%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	35,381	10.7	32,565	9.8	70,220	10.6	67,415	9.8
Depreciation and amortization expense	(18,404)	(5.6)	(16,604)	(5.0)	(36,388)	(5.5)	(33,332)	(4.8)
Restructuring charges	(3,028)	(0.9)	(2,736)	(0.8)	(3,417)	(0.5)	(8,715)	(1.3)
Interest income from restricted assets	(111)	(0.0)	(159)	(0.0)	(222)	(0.0)	(318)	(0.0)
Equity-based compensation expense	(606)	(0.2)	(587)	(0.2)	(1,211)	(0.2)	(1,182)	(0.2)
Related party management fees	(712)	(0.2)	(692)	(0.2)	(1,425)	(0.2)	(1,392)	(0.2)
Income from operations	$12,520	3.8%	$11,787	3.5%	$27,557	4.2%	$22,476	3.3%

Quarter ended June 30, 2013 compared to the quarter ended June 30, 2012

Consolidated

Our results for the three months ended June 30, 2013 reflect an increase in net revenue of $98.2 million and an increase in net income of $8.7 million compared to the three months ended June 30, 2012. The increase in net income is attributable primarily to an increase in operating income and decreases in interest expense and in loss on early debt extinguishment, offset partially by an increase in income tax expense.

Net revenue. For the three months ended June 30, 2013, we generated net revenue of $899.3 million compared to net revenue of $801.1 million for the three months ended June 30, 2012, representing an increase of 12.3%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by the impact of markets exited.

Adjusted EBITDA. Adjusted EBITDA was $106.0 million, or 11.8% of net revenue, for the three months ended June 30, 2013 compared to $96.3 million, or 12.0% of net revenue, for the three months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2013 was $34.6 million, or 3.9% of net revenue, compared to $30.8 million, or 3.8% of net revenue, for the three months ended June 30, 2012. The increase is due primarily to additional amortization of contract values related to our recent acquisitions combined with technology and fleet-related additions.

Restructuring charges. Restructuring charges for the three months ended June 30, 2013 were $3.0 million compared to $2.7 million for the three months ended June 30, 2012, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions.

Interest expense. Interest expense for the three months ended June 30, 2013 was $38.5 million compared to $41.5 million for the three months ended June 30, 2012. This decrease is due to voluntary prepayments of the Term Loan facility made during 2012 and the repricing of the Term Loan Facility during the three months ended March 31, 2013.

Interest and other (expense) income.  Interest and other (expense) income was $(0.2) million for the three months ended June 30, 2013 compared to $0.2 million for the three months ended June 30, 2012.

Income tax expense. Income tax expense increased by $4.6 million for the three months ended June 30, 2013 compared to the same period in 2012. Our effective tax rate was 39.7% for the three months ended June 30, 2013 and 44.3% for the three months ended June 30, 2012. The decrease in our effective tax rate for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily a result of a reduction in our state effective tax rate. Our state effective tax rate is impacted by our state revenue mix, level of pre-tax book income, and certain state taxes which have tax rates not based on pre-tax book income.

EmCare

Net revenue. Net revenue for the three months ended June 30, 2013 was $569.1 million, an increase of $100.2 million, or 21.4%, from $468.9 million for the three months ended June 30, 2012. Revenue excluding recent acquisitions increased $63.0 million, or 13.4%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  This increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts added since March 31, 2011 accounted for a net revenue increase of $49.0 million for the three months ended June 30, 2013, of which $20.6 million came from net new contracts added in 2012, with the remaining increase in net revenue from those added in 2013. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $14.0 million, or 3.4%, for the three months ended June 30, 2013. The change was due to a 3.6% increase in revenue per weighted patient encounter offset partially by a 0.2% decrease in same store weighted patient encounters.  Revenue from recent acquisitions was $37.3 million during the three months ended June 30, 2013 and included $27.6 million from our post-acute care services acquisitions.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2013 were $447.4 million, or 78.6% of net revenue, compared to $363.0 million, or 77.4% of net revenue, for the same period in 2012. Provider compensation costs increased $53.8 million from net new contract additions and acquisitions. Same store provider compensation costs were $21.4 million higher than the prior period due primarily to an 8.1% increase in provider compensation per weighted patient encounter due to recruiting challenges at a limited number of our contracts and a 0.2% decrease in same store weighted patient encounters. Non-provider compensation and total benefits costs increased by $9.2 million during the three months ended June 30, 2013 compared to the same period in 2012. The increase is due to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the three months ended June 30, 2013 were $22.9 million, or 4.0% of net revenue, compared to $18.5 million, or 3.9% of net revenue, for the three months ended June 30, 2012. Operating expenses increased $4.4 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended June 30, 2013 was $17.1 million, or 3.0% of net revenue, compared to $15.1 million, or 3.2% of net revenue, for the three months ended June 30, 2012. We recorded an increase of prior year insurance provisions of $1.1 million during the three months ended June 30, 2013 compared to a decrease of $0.2 million during the three months ended June 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2013 was $12.3 million, or 2.2% of net revenue, compared to $9.7 million, or 2.1% of net revenue, for the three months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2013 was $16.2 million, or 2.8% of net revenue, compared to $14.2 million, or 3.0% of net revenue, for the three months ended June 30, 2012. The $2.0 million increase is due primarily to additional amortization expense of contract values related to our recent acquisitions.

AMR

Net revenue. Net revenue for the three months ended June 30, 2013 was $330.1 million, a decrease of $2.1 million, or 0.6%, from $332.2 million for the same period in 2012. The decrease in net revenue was due primarily to a decrease of 2.2%, or $7.1 million, in weighted transport volume offset partially by an increase in net revenue per weighted transport of 1.6%, or $5.0 million. Weighted transports decreased 15,200 from the same quarter last year. The change was due to a decrease of 9,900 weighted transports from exited markets and a decrease in weighted transport volume in existing markets of 0.8%, or 5,500 weighted transports, offset by an increase of 200 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the three months ended June 30, 2013 were $196.6 million, or 59.5% of net revenue, compared to $199.8 million, or 60.1% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 0.2%, or $0.2 million, and ambulance unit hours decreased period over period by 0.7%, or $0.8 million, attributable primarily to the decrease in weighted transports. Non-crew compensation decreased period over period by $1.4 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $1.1 million during the three months ended June 30, 2013 compared to the same period in 2012 due primarily to the impact from markets exited and lower health insurance costs.

Operating expenses. Operating expenses for the three months ended June 30, 2013 were $79.4 million, or 24.0% of net revenue, compared to $78.3 million, or 23.6% of net revenue, for the three months ended June 30, 2012. The change is due primarily to increased costs associated with our managed transportation business of $1.6 million, offset by decreased costs of $0.5 million associated with the net impact from markets entered and exited.

Insurance expense. Insurance expense for the three months ended June 30, 2013 was $8.8 million, or 2.7% of net revenue, compared to $12.5 million, or 3.8% of net revenue, for the same period in 2012. The 2013 period was positively impacted by our investment in power cots to reduce lifting injuries. We recorded a decrease of prior year insurance provisions of $0.3 million during the three months ended June 30, 2013 compared to an increase of $1.8 million during the three months ended June 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2013 was $11.5 million, or 3.5% of net revenue, compared to $10.5 million, or 3.2% of net revenue, for the three months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2013 was $18.4 million, or 5.6% of net revenue, compared to $16.6 million, or 5.0% of net revenue, for the same period in 2012. The increase was due primarily to technology and fleet-related additions.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Consolidated

Our results for the six months ended June 30, 2013 reflect an increase in net revenue of $180.2 million and an increase in net income of $6.0 million compared to the six months ended June 30, 2012. The increase in net income is attributable primarily to an increase in operating income and decreases in interest expense and loss on early debt extinguishment, offset partially by increases in interest and other (expense) income and income tax expense.

Net revenue. For the six months ended June 30, 2013, we generated net revenue of $1,787.6 million compared to net revenue of $1,607.4 million for the six months ended June 30, 2012, representing an increase of 11.2%. The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $207.0 million, or 11.6% of net revenue, for the six months ended June 30, 2013 compared to $187.9 million, or 11.7% of net revenue, for the six months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2013 was $69.4 million, or 3.9% of net revenue, compared to $61.3 million, or 3.8% of net revenue, for the six months ended June 30, 2012. The increase is due primarily to additional amortization of contract values related to our recent acquisitions combined with technology and fleet-related additions.

Restructuring charges. Restructuring charges for the six months ended June 30, 2013 were $3.7 million compared to $8.7 million for the six months ended June 30, 2012, related to continuing efforts to re-align AMR’s operations and the reorganization of EmCare’s geographic regions.

Interest expense. Interest expense for the six months ended June 30, 2013 was $78.8 million compared to $85.0 million for the six months ended June 30, 2012. This decrease is due to voluntary prepayments of the Term Loan Facility made during 2012 and the repricing of the Term Loan Facility during the three months ended March 31, 2013.

Interest and other (expense) income.  Interest and other (expense) income was $(13.0) million for the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012.  We recorded $8.4 million of expense during the six months ended June 30, 2013 related to a settlement with a prior shareholder regarding its appraisal action over its holdings in EVHC prior to the Merger.  See Note 9 to the unaudited consolidated financial statements. This expense is not deductible for tax purposes.  We also recorded $5.0 million of debt issuance costs associated with amendments to our Term Loan and ABL credit agreements dated as of May 25, 2011.

Income tax expense. Income tax expense increased by $7.5 million for the six months ended June 30, 2013 compared to the same period in 2012. Our effective tax rate was 47.9% for the six months ended June 30, 2013 and 43.9% for the six months ended June 30, 2013. The increase in our effective tax rate was primarily a result of a settlement with a prior shareholder regarding its appraisal action over its holdings in EVHC prior to the Merger, which is not deductible for tax purposes.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2013 was $1,124.1 million, an increase of $206.2 million, or 22.5%, from $917.9 million for the six months ended June 30, 2012. Revenue excluding recent acquisitions increased $133.5 million, or 14.5%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was due to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Net new contracts added since December 31, 2011 accounted for a net revenue increase of $96.7 million for the six months ended June 30, 2013, of which $49.5 million came from net new contracts added in 2012, with the remaining increase in net revenue from those added in 2013. Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $36.8 million, or 4.5%, for the six months ended June 30, 2013. The change was due to a 3.0% increase in same store weighted patient encounters and a 1.5% increase in revenue per weighted patient encounter. Revenue from recent acquisitions was $72.7 million during the three months ended June 30, 2013 and included $54.4 million from our post-acute care services acquisitions.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2013 were $886.8 million, or 78.9% of net revenue, compared to $716.9 million, or 78.1% of net revenue, for the same period in 2012.  Provider compensation costs increased $104.2 million from net new contract additions and acquisitions. Same store provider compensation costs were $42.8 million higher than the prior period due to a 3.0% increase in same store weighted patient encounters and a 4.9% increase in provider compensation per weighted patient encounter. Non-provider compensation and total benefits costs increased by $22.9 million during the six months ended June 30, 2013 compared to the same period in 2012. The increase is due primarily to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the six months ended June 30, 2013 were $45.9 million, or 4.1% of net revenue, compared to $35.8 million, or 3.9% of net revenue, for the six months ended June 30, 2012. Operating expenses increased $10.1 million due primarily to increased billing and collection fees from our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the six months ended June 30, 2013 was $34.0 million, or 3.0% of net revenue, compared to $28.6 million, or 3.1% of net revenue, for the six months ended June 30, 2012. We recorded an increase of prior year insurance provisions of $1.6 million during the six months ended June 30, 2013 compared to a decrease of $0.5 million during the six months ended June 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2013 was $23.0 million, or 2.0% of net revenue, compared to $18.3 million, or 2.0% of net revenue, for the six months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2013 was $33.0 million, or 2.9% of net revenue, compared to $27.9 million, or 3.0% of net revenue, for the six months ended June 30, 2012. The increase is due primarily to additional amortization of contract values related to our recent acquisitions.

AMR

Net revenue. Net revenue for the six months ended June 30, 2013 was $663.5 million, a decrease of $26.0 million, or 3.8%, from $689.5 million for the same period in 2012. The decrease in net revenue was due primarily to a decrease of 3.3%, or $22.6 million, in weighted transport volume and a decrease in net revenue per weighted transport of 0.5%, or $3.4 million. The decrease in net revenue per weighted transport of 0.5% was due primarily to the impact of managed transportation contracts exited. Weighted transports decreased 47,300 from the same period last year. The change was due to a decrease in weighted transport volume in existing markets of 2.0%, or 29,000 weighted transports, primarily from changes in AMR’s Kaiser contract effective April 1, 2012, and a decrease of 19,800 weighted transports from exited markets, offset by an increase of 1,500 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the six months ended June 30, 2013 were $399.0 million, or 60.1% of net revenue, compared to $411.8 million, or 59.7% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 0.9%, or $2.0 million, and ambulance unit hours decreased period over period by 2.4%, or $5.5 million, attributable primarily to the decrease in weighted transports. Non-crew compensation decreased period over period by $5.9 million due to net reductions in costs supporting AMR operating markets. Total benefits related costs decreased $2.9 million during the six months ended June 30, 2013 compared to the same period in 2012 due primarily to markets exited and lower health insurance costs.

Operating expenses. Operating expenses for the six months ended June 30, 2013 were $156.8 million, or 23.6% of net revenue, compared to $168.6 million, or 24.4% of net revenue, for the six months ended June 30, 2012. The change is due primarily to decreased costs of $6.9 million associated with the net impact from markets entered and exited and $1.1 million associated with certain contract exits in our managed transportation business combined with a decrease of $3.7 million of external provider costs from changes in AMR’s Kaiser contract.

Insurance expense. Insurance expense for the six months ended June 30, 2013 was $17.7 million, or 2.7% of net revenue, compared to $23.8 million, or 3.5% of net revenue, for the same period in 2012. The 2013 period was positively impacted by our investment in power cots to reduce lifting injuries. We recorded a decrease of prior year insurance provisions of $2.0 million during the six months ended June 30, 2013 compared to an increase of $1.7 million during the six months ended June 30, 2012.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2013 was $22.7 million, or 3.4% of net revenue, compared to $20.8 million, or 3.0% of net revenue, for the six months ended June 30, 2012.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2013 was $36.4 million, or 5.5% of net revenue, compared to $33.3 million, or 4.8% of net revenue, for the same period in 2012. The increase was due primarily to technology and fleet-related additions.

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

Our asset-based revolving credit facility, or the ABL Facility, provides for up to $450 million of senior secured first priority borrowings, subject to a borrowing base of $446 million as of June 30, 2013. The ABL Facility is available to fund working capital and for general corporate purposes. As of June 30, 2013, we had available borrowing capacity of $291 million and $127 million of letters of credit issued under the ABL Facility.

We believe that our cash and cash equivalents, cash provided by our operating activities and amounts available under our credit facility will be adequate to meet the liquidity requirements of our business through at least the next 12 months.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position.  These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt, and/or opportunistic refinancing of debt.  The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.  Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions.  In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated statements of financial position.

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

During the second quarter of 2012, EVHC’s captive insurance subsidiary purchased and currently holds $15.0 million of the senior unsecured notes through an open market transaction.

On October 1, 2012, our indirect parent company, Holding, issued $450 million 9.250%/10.000% PIK Notes. The sole source of liquidity of Holding is cash flows provided by our operating activities.

On April 1, 2013, EVHC declared and paid a dividend to Envision Healthcare Intermediate Corporation which in turn paid a dividend to Holding in the amount of $20.8 million.  These funds were used by Holding to pay interest due on the Holding PIK Notes.

On June 13, 2013, Holding filed a Registration Statement on Form S-1 with the SEC for an IPO of its shares of common stock.  Holding intends to use the net proceeds to repay debt, including to redeem the PIK Notes. We expect that Holding will pay CD&R out of the IPO net proceeds a fee of $20 million to terminate the Consulting Agreement in connection with the consummation of the IPO. There can be no assurance that the IPO or any related transactions will be consummated.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Six Months ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$13,246	$63,131
Investing activities	(27,747)	81,044
Financing activities	(6,298)	(154,000)

Operating activities. Net cash provided by operating activities was $13.2 million for the six months ended June 30, 2013 compared to $63.1 million for the same period in 2012. The decrease in operating cash flows was affected primarily by cash flows from operating assets and liabilities. Accounts payable and accrued liabilities decreased cash flows from operations $1.6 million during the six months ended June 30, 2013 compared to an increase of $26.2 million during the six months ended June 30, 2012. The change is due primarily to the timing of payroll related liabilities, and $24.5 million of payments related to AMR contract terminations and FEMA external providers paid in early 2013, which were accrued in 2012. Operating cash flows for the six months ended June 30, 2013 also includes a payment of $13.7 million to a prior shareholder in settlement of its appraisal action over its holdings in EVHC prior to the merger. Accounts receivable increased $56.5 million and $42.8 million during the six months ended June 30, 2013 and 2012, respectively. Days sales outstanding (“DSO”) increased 2 days during the six months ended June 30, 2013. EmCare’s DSO increased 6 days primarily as a result of accounts receivable held by CMS pending provider enrollments at a significant number of new contract starts. We have agreed with CMS to make slight modifications to our enrollment processes and expect collections to begin in late Q3 and early Q4 on our outstanding receivables.

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

The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter and the impact of the FEMA deployment at AMR in 2012:

	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012
EmCare	71	68	65	64	61	59
AMR	64	66	68	71	69	69
EVHC	68	67	66	67	65	63

Investing activities. Net cash used in investing activities was $27.7 million for the six months ended June 30, 2013 compared to net cash provided by investing activities of $81.0 million for the same period in 2012. The decrease is due primarily to a return of insurance collateral of approximately $100 million during the six months ended June 30, 2012.

Financing activities. Net cash used in financing activities was $6.3 million for the six months ended June 30, 2013 compared to net cash used in financing activities of $154.0 million for the same period in 2012. During the six months ended June 30, 2013, we paid a net amount of $97.5 million under our ABL Facility which decreased the balance to $27.5 million from $125.0 million as of December 31, 2012.  We also increased our borrowings under our Term Loan Facility by $150 million, the proceeds of which were used to pay down our ABL Facility. We paid $5.0 million in costs incurred to refinance the Term Loan Facility and ABL Facility. Financing cash flows for the six months ended June 30, 2013 also includes a payment of $38.3 million to a prior shareholder in settlement of its appraisal action over its holdings in EVHC prior to the merger.

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).  Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”).  Bank Melli is an Iranian bank designated under Executive Order No. 13382.  We had no knowledge of or control over the activities of SPIE or its subsidiaries.  CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of June 30, 2013, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.63 to $4.02 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 4.3 million gallons and are spread over periods from July 2013 through December 2014.

On October 17, 2011, we entered into interest rate swap agreements which mature on August 31, 2015. The swap agreements are with major financial institutions and effectively convert a notional amount of $400 million in variable rate debt to fixed rate debt with an effective rate of 4.49%. We will continue to make interest payments based on the variable rate associated with the debt (based on LIBOR, but not less than 1.0%) and will periodically settle with our counterparties for the difference between the rate paid and the fixed rate.

As of June 30, 2013, we had $2,267.9 million of debt, excluding capital leases, of which $1,304.5 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 1.0%, above our LIBOR floor of 1.0%, will impact our interest costs by $13.0 million annually.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the Exchange Act) were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ENVISION HEALTHCARE CORPORATION

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to Note 9, to the accompanying consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on March 12, 2013, and our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2013.

ITEM 1A. RISK FACTORS

Risk Related to Our Business

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

In our fee-for-service arrangements, which generated approximately 82% of our net revenue for the year ended December 31, 2012, we, or our affiliated physicians, collect the fees for transports and physician services provided. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates, and transports and patient volume. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See “— Risks Related to Healthcare Regulation — Changes in the rates or methods of third party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.”

We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because the law requires communities to provide 911 emergency response services and hospital EDs to treat all patients presenting to the ED seeking care for an emergency medical condition regardless of their ability to pay. We also believe uninsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult.

Our revenue would be adversely affected if we lose existing contracts.

A significant portion of our growth historically has resulted from increases in the number of patient encounters and fees for services we provide under existing contracts, the addition of new contracts and the increase in the number of emergency and non-emergency transports. Substantially all of our net revenue in the year ended December 31, 2012 was generated under contracts, including exclusive contracts that accounted for approximately 86% of our 2012 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to an RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

Our ability to recruit and retain affiliated physicians and other healthcare professionals significantly affects our performance under our contracts. Our customer hospitals have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts with us. This decreases the number of healthcare professionals who may be permitted to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the hospitals and other facilities with which we contract, we must recruit healthcare professionals, and particularly physicians, to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Moreover, we compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success in retaining and winning new hospital contracts depends in part on our ability to recruit and retain physicians and other healthcare professionals to maintain and expand our operations.

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

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy includes several initiatives, including capitalizing on organic growth opportunities, growing complementary and integrated services lines, pursuing selective acquisitions, enhancing operational efficiencies and productivity, and expanding our Evolution Health business. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth, profitability, and ability to service our debt will be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

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

Our margins may be negatively impacted by cross-selling to existing customers or selling bundled services to new customers.

One of our growth strategies involves the continuation and expansion of our efforts to sell complementary services across our businesses. There can be no assurance that we will be successful in our cross-selling efforts. As part of our cross-selling efforts, we may need to offer a bundled package of services that are at a lower price point to existing or new customers as compared to the price of individual services or otherwise offer services which may put downward price pressure on our services. Such price pressure may have a negative impact on our operating margins. In addition, if a complementary service offered as part of a bundled package underperforms as compared to the other services included in such package, we could face reputational harm which could negatively impact our relationships with our customers and ultimately our results of operations.

We may not succeed in our efforts to develop our Evolution Health business, which is subject to additional rules, prohibitions, regulations and reimbursement requirements that differ from our facility-based physician and medical transportation services.

We have only recently expanded our EmCare physician-led services outside the hospital through the formation of Evolution Health. Currently, Evolution Health accounts for less than 5% of our consolidated net revenue and provides services in only four states. A key component of our growth strategy is to continue to expand our Evolution Health business by adding new customers and entering new geographic markets. As part of this strategy, we intend to expand the non-hospital care services we provide through Evolution Health to hospital systems, transitional care programs, accountable care organizations and health plans. This anticipated expansion will expose us to additional risks, in part because our Evolution Health business requires compliance with additional federal and state laws and regulations, including those that govern licensure, enrollment, documentation, prescribing, coding, and scope of practice, which may differ from the laws and regulations that govern our other businesses. For example, we utilize nurses and other allied health personnel in providing care to patients outside the acute-care setting. It is necessary for us to make sure that these personnel only provide services within the scope of their license. Compliance with applicable laws and regulations may result in unanticipated expenses. In addition, if we are unable to comply with the additional legal requirements, we could incur liability which could materially and adversely affect our business, financial condition or results of operations.

The implementation of the PPACA is not complete, and is subject to various uncertainties that could affect our Evolution Health business, including (i) the degree to which the United States moves away from its traditional “fee-for-service” delivery model to an outcome-based delivery model, (ii) the number of additional healthcare consumers currently without means of payment that will ultimately gain access to insurance and (iii) the scope of reimbursement changes to the U.S. healthcare system. As such, there can be no assurance that our expansion efforts in this business will ultimately be successful. In addition, realizing growth opportunities in physician-led care management solutions outside the hospital setting will require significant attention from our management team, and if management is unable to provide such attention, implementation of this strategy could be delayed or hindered and thereby negatively impact our business.

We may enter into partnerships with payors and other healthcare providers, including risk-based partnerships under the PPACA. If this strategy is not successful, our financial performance could be adversely affected.

In recent years, we have entered into strategic business partnerships with hospital systems and other large payors to take advantage of commercial opportunities in our facility-based physician services business. For example, EmCare entered into a joint venture agreement with a large hospital system to provide physician services to various healthcare facilities. However, there can be no assurance that our efforts in these areas will continue to be successful. Moreover, joint venture and strategic partnership models expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership is only partially under our operational and legal control and the opportunity cost of not pursuing the specific venture independently or with other partners. In addition, under certain joint venture or strategic partnership arrangements, the hospital system partner has the option to acquire our stake in the venture on a predetermined financial formula, which, if exercised, would lead to the loss of our associated revenue and profits which may not be offset fully by the immediate proceeds of the sale of our stake. Furthermore, joint ventures may raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual joint ventures between a party which makes referrals and a party which receives referrals for a specific type of service may violate the federal Anti-Kickback Statute if one purpose of the arrangement is to encourage referrals.

In addition, we plan to take advantage of various opportunities afforded by the PPACA to enter into risk-based partnerships designed to encourage healthcare providers to assume financial accountability for outcomes and work together to better coordinate care for patients, both when they are in the hospital and after they are discharged. Examples of such initiatives include the CMS Bundled Payments for Care Improvement initiative, the Medicare Shared Savings Program and the Independence at Home Demonstration. We view taking advantage of targeted initiatives in the new regulatory environment as an important part of our business strategy in order to develop our integrated service offerings across the patient continuum, further develop our relationships with hospitals, hospital systems and other payors and prepare for the possibility that Medicare may require us to participate in a capitated or value-based payment system for certain of our businesses in the future.

Advancing such initiatives can be time consuming and expensive, and there can be no assurance that our efforts in these areas would ultimately be successful. In addition, if we succeed in our efforts to enter into these risk-based partnerships but fail to deliver quality care at a cost consistent with our expectations, we may be subject to significant financial penalties depending on the program, and an unsuccessful implementation of such initiatives could materially and adversely affect our business, financial condition or results of operations.

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

EmCare generally procures professional liability insurance coverage for its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, insurance coverage has been provided by affiliates of Columbia Casualty Company and Continental Casualty Company (collectively, “CCC”), which then reinsure the entire program, procured primarily by EmCare’s wholly owned insurance subsidiary, EMCA Insurance Company, Ltd. (“EMCA”). AMR currently has an insurance program which includes a combination of insurance purchased from third parties and large self-insured retentions and/or deductibles for all of its insurance programs subsequent to September 1, 2001. AMR reinsures a portion of these self-insured retentions and/or deductibles through an arrangement with EMCA. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

Our liability to pay for EmCare’s and certain of AMR’s insurance program losses is partially collateralized by funds held through EMCA and letters of credit issued by us and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. If our AMR losses with respect to such claims exceed the collateral held by AMR’s insurance providers or the collateral held through EMCA, and the letters of credit issued by us in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts.

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business.

We are subject to various federal, state, and local laws and regulations including, but not limited to the Employee Retirement Income Security Act of 1974 (“ERISA”) and regulations promulgated by the Internal Revenue Service (“IRS”), the U.S. Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

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

In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

See “— Risks Related to Healthcare Regulation.”

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long-term portion of insurance reserves was $190.2 million and $189.4 million as of June 30, 2013 and December 31, 2012, respectively. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

Some of our insurance coverage is through various third party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the “credit risk” of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

Volatility in market conditions could negatively impact insurance collateral balances and result in additional funding requirements.

Our insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties. The volatility experienced in the market has not had a material impact on our financial position or performance. Future volatility could, however, negatively impact the insurance collateral balances and result in additional funding requirements.

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

AMR. The market for providing ambulance transport services to municipalities, counties, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as Rural/Metro Corporation, Falck, Southwest Ambulance, Paramedics Plus and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor. In 2011, the California state legislature passed legislation which may make public agencies eligible for additional federal funding for Medicaid ambulance transports. If these additional funds become available, it may provide an option to certain public agencies, including local fire departments, to enter into the ambulance transportation market or provide additional ambulance transports, which could increase competition in the California market.

We are required to make capital expenditures, particularly for our medical transportation business, in order to remain compliant and competitive.

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

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these physicians.

As of June 30, 2013, we contracted with approximately 3,900 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat these physicians as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states that require us to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with these physicians obligate them to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our treatment of them as independent contractors. Under current federal tax law, however, if our treatment of these physicians is consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of taxes. However, if a challenge to our treatment of these physicians as independent contractors by federal or state taxing authorities were successful and these physicians were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest to the extent that these physicians did not fulfill their contractual obligations to pay those taxes. In addition, there are currently, and have been in the past, proposals made to eliminate the safe harbor, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, there could be a material increase in our costs relating to these physicians and, therefore, there could be a material adverse effect on our business, financial condition and results of operations.

Many of our AMR employees are represented by labor unions and any work stoppage could adversely affect our business.

Approximately 45% of AMR’s employees are represented by 38 active collective bargaining agreements. 21 collective bargaining agreements, representing approximately 5,653 employees, are currently under negotiation or will be subject to renegotiation in 2013. In addition, 11 collective bargaining agreements, representing approximately 942 employees, will be subject to renegotiation in 2014. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

Our revenue and earnings under our national contract with FEMA are likely to vary significantly from period to period. In the past five years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $107 million. In its present form, the contract generates significant revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment. Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

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

Risk Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (i) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors, (ii) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, alternative documentation, prior to submitting a claim, (iii) requirements that we make repayment within a specified period of time to any payor which pays us more than the amount to which we are entitled, (iv) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities, (v) “reassignment” rules governing our ability to bill and collect professional fees on behalf of our physicians, (vi) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats and (vii) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards.

Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the federal Anti-Kickback Statute and other provisions of federal, state and local law. The federal False Claims Act and the Anti-Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

A number of states have enacted false claims acts that are similar to the federal False Claims Act. Additional states are expected to enact such legislation in the future because Section 6031 of the Deficit Reduction Act of 2005 (“DRA”) amended the federal law to encourage these types of changes, along with a corresponding increase in state initiated false claims enforcement efforts. Under the DRA, if a state enacts a false claims act that is at least as stringent as the federal statute and that also meets certain other requirements, such state will be eligible to receive a greater share of any monetary recovery obtained pursuant to certain actions brought under such state’s false claims act. The OIG, in consultation with the Attorney General of the United States, is responsible for determining if a state’s false claims act complies with the statutory requirements. Currently, at least 32 states and the District of Columbia have some form of state false claims act. As of April 2013, the OIG has reviewed 28 of these and determined that four of these satisfy the DRA standards. Another 11 states were given a grace period to amend their false claims acts to come into compliance with recent amendments to the federal False Claims Act. We anticipate this figure will continue to increase.

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

On January 16, 2009, HHS released the final rule mandating that everyone covered by the Administrative Simplification Provisions of HIPAA, which includes EmCare and AMR, must implement ICD-10 (International Classification of Diseases, 10th Edition) for medical coding on October 1, 2013. ICD-10 codes contain significantly more information than the ICD-9 codes currently used for medical coding and will require covered entities to code with much greater detail and specificity than ICD-9 codes. HHS subsequently postponed the deadline for implementation of ICD-10 codes until October 1, 2014. We may incur additional costs for computer system updates, training, and other resources required to implement these changes.

Other changes to the Medicare program intended to implement Medicare’s new “pay for performance” philosophy may require us to make investments to receive maximum Medicare reimbursement for our services. These program revisions may include (but are not necessarily limited to) the Medicare Physician Quality Reporting System (the “PQRS”), formerly known as the Medicare Physician Quality Reporting Initiative, which provides additional Medicare compensation to physicians who implement and report certain quality measures.

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

HIPAA required HHS to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “covered entities,” which include EmCare and AMR.

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

The Health Information Technology for Economic and Clinical Health Act (“HITECH”), as implemented by an omnibus final rule published in the Federal Register on January 25, 2013, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to HITECH, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under HITECH, which now imposes mandatory penalties for certain violations of HIPAA that are due to “willful neglect.” Penalties start at $100 per violation and are not to exceed $50,000, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. HITECH also authorized state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities or business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured protected health information (“PHI”) may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HITECH and implementing regulations enacted by HHS further require that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information, with some exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals within the “same facility.” HITECH and implementing regulations specify that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. These security breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties, but also to unauthorized internal access to such PHI. This means that unauthorized employee “snooping” into medical records could trigger the notification requirements.

Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations.

Our revenue is either from the healthcare industry or could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed into law the PPACA, commonly referred to as “the healthcare reform legislation,” which made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. The

PPACA, among other things, increases the number of individuals with Medicaid and private insurance coverage, implements reimbursement policies that tie payment to quality, facilitates the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthens enforcement of fraud and abuse laws, and encourages the use of information technology. Many of these changes will not go into effect until 2014, and many require implementing regulations which have not yet been drafted or have been released only as proposed rules.

The impact of many of these provisions is unknown at this time. For example, the PPACA provides for establishment of an Independent Payment Advisory Board that could recommend changes in payment for physicians under certain circumstances not earlier than January 15, 2014, which HHS generally would be required to implement unless Congress enacts superseding legislation. The PPACA also requires HHS to develop a budget neutral value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule (the “Physician Fee Schedule”) for physicians or groups of physicians that is linked to quality of care furnished compared to cost. HHS has begun implementing the modifier through the Physician Fee Schedule rulemaking for 2013, by, among other things, specifying the initial performance period and how it will apply the upward and downward modifier for certain physicians and physician groups beginning January 1, 2015, and all physicians and physician groups starting not later than January 1, 2017. During this rulemaking process, HHS considered whether it should develop a value-based payment modifier option for hospital-based physicians, but ultimately, HHS decided to deal with this issue in future rulemaking. The impact of this payment modifier cannot be determined at this time.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The Medicare Acute Care Episode Demonstration is currently underway at several healthcare system demonstration sites. The impact of these projects on us cannot be determined at this time.

Furthermore, the PPACA may adversely affect payors by increasing their medical cost trends, which could have an effect on the industry and potentially impact our business and revenues as payors seek to offset these increases by reducing costs in other areas, although the extent of this impact is currently unknown.

Following challenges to the constitutionality of certain provisions of the PPACA by a number of states, on June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the individual mandate provisions of the PPACA, but struck down the provisions that would have allowed HHS to penalize states that do not implement Medicaid expansion provisions through the loss of existing federal Medicaid funding. It is unclear how many states will decline to implement the Medicaid expansion. While the PPACA will increase the likelihood that more people in the United States will have access to health insurance benefits, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, financial condition or results of operations.

If we are unable to timely enroll our providers in the Medicare program, our collections and revenue will be harmed.

The 2009 Physician Fee Schedule rule substantially reduced the time within which providers can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the enrollment. In addition, the new enrollment rules also provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and midlevel providers within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. Such failure to timely enroll providers could have a material adverse effect on our business, financial condition or results of operations.

In addition, the PPACA added additional enrollment requirements for Medicare and Medicaid enrollment. Those statutory requirements have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals, and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely (and typically very short) basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare could deny continued future enrollment or revoke our enrollment and billing privileges.

If current or future laws or regulations force us to restructure our arrangements with physicians, professional corporations and hospitals, we may incur additional costs, lose contracts and suffer a reduction in net revenue under existing contracts, and we may need to refinance our debt or obtain debt holder consent.

A number of laws bear on our relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine and fee-splitting. These laws generally prohibit the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues.

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

EmCare’s professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

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

Our relationships with healthcare providers and facilities and our marketing practices are subject to the federal Anti-Kickback Statute and similar state laws, and we entered into a settlement in 2006 for alleged violations of the Anti-Kickback Statute.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly interpreted to mean anything of value, including, for example, gifts, discounts, credit arrangements, and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs. Recognizing that the federal Anti-Kickback Statute is broad, Congress authorized the OIG to issue a series of regulations, known as “safe harbors.” These safe harbors set forth requirements that, if met in their entirety, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal, or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

In July 2011, AMR received a subpoena from the Civil Division of the USAO seeking certain documents concerning AMR’s provision of ambulance services within the City of Riverside, California. The USAO indicated that it, together with the OIG, was investigating whether AMR violated the federal False Claims Act and/or the federal Anti-Kickback Statute in connection with AMR’s provision of ambulance transport services within the City of Riverside. The California Attorney General’s Office conducted a parallel state investigation for possible violations of the California False Claims Act. In December 2012, we were notified that both investigations were concluded and that the agencies had closed the matter. There were no findings made against AMR, and the closure of the matter did not require any payments from AMR.

There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. Additionally, we could be subject to private actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions which, among other things, allege that our practices or relationships violate the Anti-Kickback Statute. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third party payor and not merely a federal healthcare program. There are many potential bases for liability under these false claim statutes. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement. Pursuant to changes in the PPACA, a claim resulting from a violation of the Anti-Kickback Statute can constitute a false or fraudulent claim for purposes of the federal False Claims Act. Further, the PPACA amended the Anti-Kickback Statute in a manner which makes it easier for the government to demonstrate intent to violate the statute which is an element of a violation.

In addition to AMR’s contracts with healthcare facilities and public agencies, other marketing practices or transactions entered into by EmCare and AMR may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that we will not have to defend against alleged violations from private or public entities or that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

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

In the last seven years, we have entered into two settlement agreements with the U.S. Government. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the federal Anti-Kickback Statute. In May 2011, AMR entered into a settlement agreement with the DOJ and a CIA with the OIG to resolve allegations that AMR subsidiaries submitted claims for reimbursement in periods dating back to 2000. The government believed such claims lacked support for the level billed in violation of the False Claims Act.

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

In connection with the May 2011 settlement for AMR, we entered into a CIA with the OIG which requires us to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for our billing operations as they relate to services provided in New York, including specific training for operations and billing personnel providing services in New York, review by an independent review organization and reporting of certain reportable events. In May 2013, we entered into an agreement to divest substantially all of the assets underlying AMR’s service in New York, although the obligations of our compliance program will remain in effect for ongoing AMR operations following the expected divestiture.

On August 7, 2012, EmCare received a subpoena from the OIG requesting copies of documents for the period from January 1, 2007 through the present that appears to primarily be focused on EmCare’s contracts for services at hospitals that are affiliated with HMA. On February 14, 2013, EmCare received a subpoena from the OIG requesting documents in connection with EmCare’s arrangements with CHS requesting information related to EmCare’s relationship with CHS. We intend to cooperate with the government during these investigations. At this time, we are unable to determine the potential impact, if any, that will result from these investigations.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The PPACA was signed into law in 2010 and is currently in the implementation stages. See “— Risks Related to Healthcare Regulation — The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business model, financial condition or results of operations.” The PPACA and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting additional fundamental changes in the healthcare delivery system.

We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government reimbursement programs may serve as precedent to similar changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursement programs could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition to changes from the PPACA, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. For example, Congress has mandated that the Medicare Payment Advisory Commission, commonly known as “MedPAC,” provide it with a report making recommendations regarding certain aspects of the Medicare ambulance fee schedule. The MedPAC report is due in June 2013. In November 2012, MedPAC voted to approve final recommendations for the report that include reductions in payment for some types of ambulance services and increases in others. If Congress implements these recommendations it is possible that the resultant changes in the ambulance fee schedule will decrease payments by Medicare for our ambulance services. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue of approximately $18 million in 2010, an increase of less than $1 million in 2011, and an increase of $6 million in 2012. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR’s net revenue of approximately $3 million during 2013. In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

Legislative provisions at the national level impact payments received by EmCare physicians under the Medicare program. Physician payments under the Physician Fee Schedule are updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would result in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. The Medicare and Medicaid Extenders Act of 2010, which was signed into law on December 15, 2010, froze the 2010 updates through 2011. For 2012, CMS projected a rate reduction of 27.4% from 2011 levels (earlier estimates had projected a 29.5% reduction). The Temporary Payroll Tax Cut Continuation Act of 2011, signed into law on December 23, 2011, froze the 2011 updates through February 29, 2012 and the American Taxpayer Relief Act, enacted January 2, 2013, extended this through December 31, 2013. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment may adversely impact physician revenues, as well as EmCare revenues.

The freezing of the update factor does not translate to 2013 payment rates at the 2012 level for all physician procedures. Rather, from year-to-year some physician specialties, including EmCare’s physicians (who are emergency medicine physicians, anesthesiologists, hospitalists and radiologists), may see higher or lowered payments due to a variety of regulatory factors. Each physician service is given a weight that measures its costliness relative to other physician services. CMS is required to make periodic assessments regarding the weighting of procedures, impacting the payment amounts. For 2013, CMS published estimates of changes by specialty based on a number of factors. The full impact of these changes on any given practice went into effect at the beginning of 2013. CMS estimated that the impact for 2013 is a 0% change for emergency medicine, 1% increase in anesthesiology, a 4% increase for internal medicine, and a 3% reduction in radiology. At this time, we cannot predict the impact, if any, these changes will have on EmCare’s future revenues.

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

On August 2, 2011, the Budget Control Act was enacted. Under the Budget Control Act, Joint Committee was established to develop recommendations to reduce the deficit, over 10 years, by $1.2 to $1.5 trillion, and was required to report its recommendations to Congress by November 23, 2011. Under the Budget Control Act, Congress was then required to consider the Joint Committee’s recommendations by December 23, 2011. If the Joint Committee failed to refer agreed upon legislation to Congress or did not meet the required savings threshold set out in the Budget Control Act, a sequestration process would be put into effect, government-wide, to reduce federal outlays by the proposed amount. Because the Joint Committee failed to report the requisite recommendations for deficit reduction, the sequestration process was set to automatically start, impacting Medicare and certain other government programs beginning in January 2013. Congress passed the American Taxpayer Relief Act, signed into law on January 2, 2013, delaying the start of sequestration until March 1, 2013. In order to provide its contractors and providers sufficient lead time to implement the cuts in Medicare, CMS delayed implementation of the cuts until April 1, 2013. As there has been no further Congressional action with respect to the sequestration, reimbursements were cut by 2% for Medicare providers, including physicians and ambulance providers, starting April 1, 2013.

Risk Related to Our Capital Structure and Our Debt

Our substantial indebtedness may adversely affect our financial health and prevent us from making payments on our indebtedness.

We have substantial indebtedness. As of June 30, 2013, we had total indebtedness, including capital leases, of approximately $2,268 million, including, $935 million of our 8.125% Notes due 2019 (the “Notes”), $1,305 million of borrowings under the Term Loan Facility, $28 million under the ABL Facility (the ABL Facility together with the Term Loan Facility, the “Senior Secured Credit Facilities”) of up to $450 million and approximately $1 million of other long-term indebtedness. In addition, as of June 30, 2013, after giving effect to approximately $127 million of letters of credit issued under the ABL Facility, we were able to borrow approximately $291 million under the ABL Facility. As of June 30, 2013, we also had approximately $146 million in operating lease commitments.

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

•                  require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other purposes, including making cash available to Holding, by dividend, debt repayment or otherwise to enable Holding to make payments on its debt obligations, including the Holding PIK Notes;

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

We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes and the credit agreements governing the ABL Facility and the Term Loan Facility do not fully prohibit us, our subsidiaries and our affiliated professional corporations from doing so. If we or our subsidiaries are in compliance with certain incurrence ratios set forth in the credit agreements governing the ABL Facility and the Term Loan Facility and the indenture governing the Notes, we and our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness. After giving effect to $127 million of letters of credit issued under the ABL Facility, as of June 30, 2013, we are able to borrow an additional $291 million under the ABL Facility. All of these borrowings would be secured and would rank senior to the Notes and the subsidiary guarantees.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

EVHC is a holding company, and as such has no independent operations or material assets other than its ownership of equity interests in its subsidiaries and its subsidiaries’ contractual arrangements with physicians and professional corporations. EVHC depends on its subsidiaries to distribute funds to it so that it may pay its obligations and expenses, including satisfying its indebtedness. The ability of the Company to make scheduled payments on, or to refinance its respective obligations under, its indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of its subsidiaries to make distributions, dividends or advances to it, which in turn will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to the Company in an amount sufficient to enable it to satisfy its respective obligations under its indebtedness or to fund its other needs. In order for the Company to satisfy its obligations under its indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The indenture governing the Notes and the credit agreements governing the ABL Facility and the Term Loan Facility restrict our ability and the ability of our subsidiaries to engage in some business and financial transactions.

Indenture. The indenture governing the Notes contains restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•                  incur additional indebtedness or issue certain preferred shares;

•                  pay dividends on, redeem or repurchase stock or make other distributions in respect of our capital stock, including distributions to Holding to make payments in respect of its Holding PIK Notes;

•                  make investments;

•                  repurchase, prepay or redeem junior indebtedness;

•                  agree to payment restrictions affecting the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•                  incur additional liens;

•                  transfer or sell assets;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•                  enter into certain transactions with our affiliates; and

•                  designate any of our subsidiaries as unrestricted subsidiaries.

Senior Secured Credit Facilities. The credit agreements governing the ABL Facility and the Term Loan Facility contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•                  incur additional indebtedness or issue certain preferred shares;

•                  pay dividends on, redeem or repurchase stock or make other distributions in respect of our capital stock, including distributions to Holding to make payments in respect of its Holding PIK Notes;

•                  make investments;

•                  repurchase, prepay or redeem junior indebtedness;

•                  agree to payment restrictions affecting the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•                  incur additional liens;

•                  transfer or sell assets;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•                  enter into certain transactions with affiliates;

•                  agree to payment restrictions affecting our restricted subsidiaries;

•                  make negative pledges; and

•                  designate any of our subsidiaries as unrestricted subsidiaries.

The credit agreement governing the ABL Facility also contains other covenants customary for asset-based facilities of this nature. Our ability to borrow additional amounts under the credit agreement governing the ABL Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

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

Our indebtedness under the ABL Facility bears interest at variable rates, and, to the extent LIBOR exceeds 1.00%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of June 30, 2013, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percentage point change in interest rates would result in approximately a $13 million increase in annual interest expense on the ABL Facility and the Term Loan Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We may be unable to raise funds necessary to finance the change of control repurchase offers required by the indentures governing the Holding PIK Notes and the Notes.

Under the indenture governing the Notes, upon the occurrence of specific kinds of change of control, we must offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the indenture governing the Notes would also constitute a default under the credit agreements governing the ABL Facility and the Term Loan Facility that permits the lenders to accelerate the maturity of borrowings thereunder and would require us to offer to repurchase the Notes under the indenture governing the Notes. In addition, the ABL Facility and the Term Loan Facility may limit or prohibit the purchase of the Notes by us in the event of a change of control, unless and until the indebtedness under the ABL Facility and the Term Loan Facility is repaid in full. As a result, following a change of control event, we may not be able to repurchase the Notes unless all indebtedness outstanding under ABL Facility and the Term Loan Facility is first repaid and any other indebtedness that contains similar provisions is repaid, or we may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the Notes. Any future debt agreements that we enter into may contain similar provisions. We may not be able to obtain such a waiver, in which case we may be unable to repay all indebtedness under the Notes.

Under the indenture governing the Holding PIK Notes, if Holding experiences specific kinds of change of control, Holding must offer to repurchase the Holding PIK Notes at a price equal to 101% of the principal amount of the Holding PIK Notes plus accrued and unpaid interest to the date of purchase. The occurrence of specified events that would constitute a change of control under the indenture governing the Holding PIK Notes would also constitute a default under the credit agreements governing the ABL

Facility and the Term Loan Facility that permits the lenders to accelerate the maturity of borrowings thereunder and would require us to offer to repurchase the Notes under the indenture governing the Notes. In addition, the Senior Secured Credit Facilities and the Notes may limit or prohibit the purchase of the Holding PIK Notes by us in the event of a change of control, unless and until the indebtedness under the Senior Secured Credit Facilities and the Notes is repaid in full. As a result, following a change of control event, Holding may not be able to repurchase the Holding PIK Notes unless all indebtedness outstanding under the Senior Secured Credit Facilities and the Notes is first repaid and any other indebtedness that contains similar provisions is repaid, or Holding may obtain a waiver from the holders of such indebtedness to provide it with sufficient cash to repurchase the Holding PIK Notes. Any future debt agreements that Holding enters into may contain similar provisions. Holding may not be able to obtain such a waiver, in which case Holding may be unable to repay all indebtedness under the Holding PIK Notes.

We may also require additional financing from third parties to fund any such repurchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the Notes may be limited by law. In order to avoid the obligations to repurchase the Notes and events of default and potential breaches of the credit agreements governing the ABL Facility and the Term Loan Facility, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

We are indirectly owned and controlled by the CD&R Affiliates, and their interests as equity holders may conflict with the interests of other holders of our debt.

We are indirectly owned and controlled by the CD&R Affiliates, who have the ability to control our policy and operations. The CD&R Affiliates control our board of directors, and thus are able to appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our certificate of incorporation, mergers and sales of substantially all of our assets. The directors controlled by the CD&R Affiliates are also able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of the CD&R Affiliates as stockholders may not in all cases be aligned with the interests of holders of our debt. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the CD&R Affiliates might conflict with the interests of holders of our debt. In addition, one or more of the CD&R Affiliates may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such a transaction might involve risks to holders of our debt. Furthermore, one or more of the CD&R Affiliates may in the future own businesses that directly or indirectly compete with us. One or more of the CD&R Affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. We are party to a consulting agreement with CD&R and an indemnification agreement with CD&R and the CD&R Affiliates.

ITEM 6. EXHIBITS

3.1

Second Amended and Restated Certificate of Incorporation of Envision Healthcare Corporation (formerly known as Emergency Medical Services Corporation) (Incorporated by reference to Exhibit 3.1 to Emergency Medical Services Corporation’s Form 8-K, dated June 1, 2011).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Envision Healthcare Corporation (formerly known as Emergency Medical Services Corporation).*

31.1	Certification of the Chief Executive Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EVHC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVISION HEALTHCARE CORPORATION

(registrant)

July 23, 2013	By:	/s/ William A. Sanger
Date		William A. Sanger
Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

3.1

Second Amended and Restated Certificate of Incorporation of Envision Healthcare Corporation (formerly known as Emergency Medical Services Corporation) (Incorporated by reference to Exhibit 3.1 to Emergency Medical Services Corporation’s Form 8-K, dated June 1, 2011).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Envision Healthcare Corporation (formerly known as Emergency Medical Services Corporation).*

31.1	Certification of the Chief Executive Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of Envision Healthcare Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Envision Healthcare Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EVHC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Statements of Operations and Comprehensive Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows and (4) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report